Form 10-Q
period 1995-06-30
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 1995-08-10
CIK 815024

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended  June 30, 1995
                                     ------------------
                                      or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to ________

Commission file number    0-17696
                      ---------------------------------------------------

         AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
-----------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

       Massachusetts                                      04-2992309
--------------------------------                     -----------------------
 (State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                         Identification No.)

  313 Congress Street,   Boston, Massachusetts             02210
-----------------------------------------------        ----------------
   (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (617) 439-0072
                                                    -------------------
-----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X          No
                                ------           ------

          AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
              --------------------------------------------------
                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED June 30, 1995
               -----------------------------------------


                              TABLE OF CONTENTS
                              -----------------



 PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Balance Sheets
            Statements of Operations
            Statement of Changes in Partners' Capital
            Statements of Cash Flows
            Notes to Financial Statements

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations



 PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K

            Signatures

           American Affordable Housing II Limited Partnership

                                BALANCE SHEETS

                                    ASSETS

                                              June 30,         March 31,
                                                1995             1995
                                             (Unaudited)       (Audited)
INVESTMENTS IN OPERATING                     -----------      ----------
   PARTNERSHIPS (note D)                     $4,855,905       $5,214,921

OTHER ASSETS
   Cash and cash equivalents                     29,371           26,751
   Notes Receivable                              83,875           95,375
   Other assets                                   7,849            7,849
                                              ---------        ---------

                                             $4,977,000       $5,344,896
                                              =========        =========


                                 LIABILITIES

Accounts payable affiliates                  $2,752,544       $2,643,572
Accounts payable                                  1,000              471
                                              ---------        ---------
                                              2,753,544        2,644,043
                                              ---------        ---------

PARTNERS' CAPITAL
   Limited Partners
     Units of limited partnership
     interest, $1,000 stated value per
     unit; issued and outstanding,
     26,501 units (note A)                    2,431,128        2,903,751

   General Partners                            (207,672)        (202,898)
                                              ---------        ---------
                                              2,223,456        2,700,853
                                              ---------        ---------

                                             $4,977,000       $5,344,896
                                              =========        =========















       The accompanying notes are an integral part of these statements.

              American Affordable Housing II Limited Partnership

                           STATEMENTS OF OPERATIONS

                          Three Months Ended June 30,

                                 (Unaudited)

                                                  1995         1994
Income                                         ---------    ----------
  Interest income                             $     185     $      97
  Miscellaneous income                                -           650
                                               --------      --------

                                                    185           747
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                        (355,795)     (616,510)
                                               --------      --------

Expenses
  Professional fees                               1,861        10,400
  Amortization                                        -             -
  General and administrative expenses             3,966         1,943
  Asset management fees (note C)                115,960       110,210
                                               --------      --------

                                                121,787       122,553
                                               --------      --------

  NET LOSS                                    $(477,397)    $(738,316)
                                               ========      ========

Net loss allocated to general partners        $  (4,774)    $  (7,383)
                                               ========      ========

Net loss allocated to limited partners        $(472,623)    $(730,933)
                                               ========      ========

Net loss per unit of limited partner-
  ship interest                               $     (18)    $     (28)
                                               ========      ========

















       The accompanying notes are an integral part of these statements.

                American Affordable Housing II Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Three Months Ended June 30, 1995

                                 (Unaudited)



                                Limited        General
                                Partners       Partners     Total
                                --------       --------     -----


Partners' capital (deficit),
    April 1, 1995              $2,903,751     $(202,898)  $2,700,853


    Net loss                     (472,623)       (4,774)    (477,397)
                                ---------      --------    ---------


Partners' capital (deficit),
    June 30, 1995              $2,431,128     $(201,672)  $2,223,456
                                =========      ========    =========
































       The accompanying notes are an integral part of these statements.

              American Affordable Housing II Limited Partnership

                           STATEMENTS OF CASH FLOWS

                    Three Months Ended June 30,

                                 (Unaudited)

                                             1995             1994
                                          -----------      ----------
Cash flows from operating activities:
    Net loss                              $  (477,397)   $  (738,316)
    Adjustments
       Cash Flow from Operating
         Partnerships                           3,221          3,399
       Share of loss of Operating
         Partnerships                         355,795        616,510
       Amortization                                 -              -
    Changes in assets and liabilities
       Increase in accounts payable
         and accrued expenses                 109,501        129,406
                                            ---------      ---------

         Net cash provided by (used in)
           operating activities                (8,880)        10,999
                                            ---------      ---------

Cash flows from investing activity:
     Repayments of loans to
       Operating Partnerships                  11,500              -
                                            ---------      ---------
     Net cash provided by
       investing activity                      11,500              -
                                            ---------      ---------

         INCREASE IN CASH                       2,620         10,999

Cash and cash equivalents, beginning           26,751         13,621
                                            ---------      ---------

Cash and cash equivalents, ending         $    29,371    $    24,620
                                            =========      =========

















       The accompanying notes are an integral part of these statements.

                American Affordable Housing II Limited Partnership

                        NOTES TO FINANCIAL STATEMENTS

                                June 30, 1995

                                 (Unaudited)

NOTE A - ORGANIZATION

       American Affordable Housing II Limited Partnership
("Partnership") was formed under the laws of The Commonwealth of Massachusetts on May 13, 1987, for the purpose of acquiring, holding, and disposing of limited partnership interests in operating partnerships which were to acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated low-income apartment complexes. The general partners of the Partnership are Boston Capital Associates Limited Partnership and C&M Associates d/b/a Boston Capital Associates.

       Pursuant to the Securities Act of 1933, the Partnership filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective September 21, 1987, which covered the offering (the "Public Offering") of the Partnership's units of limited partner interest, as well as the units of limited partner interest offered by American Affordable Housing I, III, IV, and V Limited Partnerships (together with the Partnership, the "Partnerships"). The Partnerships registered 50,000 units of limited partner interest at $1,000 each unit for sale to the public. The Partnership sold 26,501 units of limited partner interest, representing $26,501,000 of capital contributions.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

       The condensed financial statements included herein as of June 30, 1995 and for the three months then ended have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report Statement on Form 10-K.

       The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the fiscal year ending March 31, 1996.

                    American Affordable Housing II Limited Partnership

                                June 30, 1995

                                 (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

       An annual asset management fee based on 0.5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships, has been accrued as payable to Boston Capital Communications Limited Partnership. The portion of the annual asset management fees charged to operations for the quarters ended June 30, 1995 and 1994 was $115,960 and $110,210 respectively.

       Affiliates of the General Partner have advanced $60,692 to the Partnership to pay certain operating expenses. This and any additional advances will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

       An affiliate of the General Partners has funded $100,375, interest free, to the Partnership so that it could make a $100,375 loan to the Operating Partnership Washington Mews. The loan enabled the Operating Partnership to refinance its mortgage at a more favorable rate, and will be repaid by the Operating Partnership with surplus cash from operations over the course of the next three years. As repayments are received from Washington Mews, they will be used to repay the funding, free of interest, from the General Partners' affiliate. As of June 30, 1995 Washington Mews has paid the Partnership $16,500. As of June 30, 1995 $14,000 has been repaid to the affiliate leaving a balance of $86,875. During July 1995 an additional $2,500 was paid to the affiliate.


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

       At June 30, 1995 and 1994, the Partnership had limited partnership equity interests in fifty-one Operating Partnerships, each of which owned an apartment complex.

       Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments upon each Operating Partnership achieving specified levels of construction and/or operations. At June 30, 1995 and 1994, all such capital contributions had been paid to the Operating Partnerships.

       The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 1995.

                   American Affordable Housing II Limited Partnership

                                June 30, 1995

                                 (Unaudited)

                COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS-Cont.

        The unaudited combined summarized statements of operations of the Operating Partnerships for the three months ended March 31, 1995 and 1994 are as follows:

                                          1995             1994
 Revenues                               ----------      -----------
  Rental income                        $2,535,710       $2,527,249
  Interest and other                      135,785          167,099
                                        ---------        ---------

                                        2,671,495        2,694,348
                                        ---------        ---------
Expenses
  Interest expense                        802,740          888,366
  Depreciation and amortization           845,658          937,827
  Operating expenses                    1,670,741        1,490,893
                                        ---------        ---------

                                        3,319,139        3,317,086
                                        ---------        ---------

          NET LOSS                     $ (674,644)      $ (622,738)
                                        =========        =========

Net loss allocated to American
  Affordable Housing II Limited
  Partnership                          $ (355,795)      $ (616,510)
                                        =========        =========

Net loss allocated to other partners   $ (291,849)      $   (6,228)
                                        =========        =========

        The variance in allocated loss from the Operating Partnerships for the years ended March 31, 1995 and 1994 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions.

                 American Affordable Housing II Limited Partnership

                                June 30, 1995

                                 (Unaudited)

NOTE E - TAXABLE LOSS

        The Partnership's taxable loss for the fiscal year ended March 31, 1996 is expected to differ from its loss for financial reporting purposes primarily due to accounting differences in depreciation incurred by the Operating Partnerships. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity
---------

    The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity have included (i) interest earned on working capital reserves, and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested. Both of these sources of liquidity are available to meet the obligations of the Partnership. The Partnership is currently accruing the annual asset management fee. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

    Affiliates of the General Partners have advanced $60,692 to the Partnership to pay certain operating expenses. This and any additional advances will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. The Partnership anticipates that as the Operating Partnerships continue to mature more cash flow will be generated. This cash flow will be added to the Partnership's Working Capital Reserves and will be available to meet future obligations of the Partnership. The Partnership is currently and will continue to aggressively pursue available cash flow and reporting fees and anticipates that the amount collected will be sufficient to cover future operating expenses.

Capital Resources
-----------------

    The Partnership received $26,501,000 in subscriptions for Units (at $1,000 per Unit) during the period February 2, 1988 to September 21, 1988 pursuant to the Public Offering, resulting in net proceeds available for investment in Operating Partnerships (after payment of acquisition fees and expenses and funding of a reserve) of $18,550,700. As of June 30, 1995 the Partnership had committed to investments requiring cash payments of $18,613,764, all of which had been paid at June 30, 1995. At June 30, 1995 the Partnership held working capital reserves of $29,371.


Results of Operations
---------------------

    As of June 30, 1995 and 1994 the Partnership held limited partnership interests in 51 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

    As of June 30, 1995 and 1994 the Qualified Occupancy of the
Operating Partnership's was 99.7% and 100% respectively.

    The Partnership had invested in a total of 51 Operating Partnerships as of June 30, 1995 and 1994. During the quarters ended June 30, 1995 and 1994, the Partnership received cash flow distributions of $3,221 and $3,399, respectively, from the Operating Partnerships. No significant distributions of cash flow from the Operating Partnerships are anticipated due to the restrictions on rents which apply to low-income apartment complexes such as those invested in by the Partnership.

    The Partnership incurred an annual asset management fee to Boston
Capital Communications Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships. The annual asset management fee incurred during the quarters ended June 30, 1995 and 1994 were $115,960 and $110,210 respectively. This amount is anticipated to be lower in the future as more Operating Partnerships begin to accrue and pay annual asset management fees and reporting fees. Because the Partnership is not expected to receive any significant cash flow from the Operating Partnerships in subsequent years, the annual asset management fee is being deferred and is expected to be paid from the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. The Partnership has fully invested in 51 Operating Partnerships and as a result the operations of the Partnership should remain relatively constant on a going forward basis.

                         PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)         Exhibits

     (2)         None

     (4)(a) Form of Amended and Restated Certificate and Agreement of Limited Partnership and form of Subscription
                 Agreement for the Partnership

     (4)(b)(i) Certificate and Agreement of Limited Partnership of the Partnership

     (4)(b)(ii)  Amended Certificate and Agreement of Limited
                 Partnership of the Partnership

     (4)(c) Form of Certificate of Limited Partnership Interest in the Partnership

     (11)        None

     (15)        None

     (18)        None

     (19)        None

     (20)        None

     (23)        None

     (24)        None

     (25)        None

     (28)        None

     (b)         Reports on Form 8-K
                 -------------------
                 There were no reports on Form 8-K filed during the period covered by this report.



















                                        10


                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                American Affordable Housing II
                                Limited Partnership



                           By:  Boston Capital Associates Limited
                                Partnership



                           By:  C&M Associates, d/b/a
                                Boston Capital Associates,



Date:  August 10, 1995          By:  /s/JOHN P. MANNING
                                 ---------------------------
                                John P. Manning, Partner