Form 10-Q
period 1995-09-30
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 1995-11-14
CIK 815024

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1995
                                     ------------------
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

          AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
              --------------------------------------------------
                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED September 30, 1995
               -----------------------------------------


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



 PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K

            Signatures

           American Affordable Housing II Limited Partnership

                                BALANCE SHEETS

                                    ASSETS

                                            September 30,      March 31,
                                                1995             1995
                                             (Unaudited)       (Audited)
INVESTMENTS IN OPERATING                     -----------      ----------
   PARTNERSHIPS (note D)                     $4,490,415       $5,214,921

OTHER ASSETS
   Cash and cash equivalents                     24,994           26,751
   Notes Receivable                              78,875           95,375
   Other assets                                   7,849            7,849
                                              ---------        ---------

                                             $4,602,133       $5,344,896
                                              =========        =========


                                 LIABILITIES

Accounts payable affiliates                  $2,897,347       $2,643,572
Accounts payable                                      -              471
                                              ---------        ---------
                                              2,897,347        2,644,043
                                              ---------        ---------

PARTNERS' CAPITAL
   Limited Partners
     Units of limited partnership
     interest, $1,000 stated value per
     unit; issued and outstanding,
     26,501 units (note A)                    1,917,645        2,903,751

   General Partners                            (212,859)        (202,898)
                                              ---------        ---------
                                              1,704,786        2,700,853
                                              ---------        ---------

                                             $4,602,133       $5,344,896
                                              =========        =========















       The accompanying notes are an integral part of these statements.

              American Affordable Housing II Limited Partnership

                           STATEMENTS OF OPERATIONS

                          Three Months Ended September 30,

                                 (Unaudited)

                                                  1995         1994
Income                                            ----         ----
  Interest income                             $     172     $     133
  Miscellaneous income                                -           450
                                               --------      --------

                                                    172           583
                                               --------      --------

Share of loss from Operating
  Partnerships (Note D)                        (365,491)     (838,015)
                                               --------      --------

Expenses
  Professional fees                              35,059        24,049
  General and administrative expenses             2,944           366
  Asset management fees (note C)                115,348       116,978
                                               --------      --------

                                                153,351       141,393
                                               --------      --------

  NET LOSS                                    $(518,670)    $(978,825)
                                               ========      ========

Net loss allocated to general partners        $  (5,187)    $  (9,788)
                                               ========      ========

Net loss allocated to limited partners        $(513,483)    $(969,037)
                                               ========      ========

Net loss per unit of limited partner-
  ship interest                               $     (20)    $     (36)
                                               ========      ========

















       The accompanying notes are an integral part of these statements.

            American Affordable Housing II Limited Partnership

                           STATEMENTS OF OPERATIONS

                          Six Months Ended September 30,

                                 (Unaudited)

                                                  1995         1994
Income                                            ----         ----
  Interest income                             $     358   $       230
  Miscellaneous income                                -         1,100
                                               --------    ----------

                                                    358         1,330
                                               --------    ----------

Share of loss from Operating
  Partnerships (Note D)                        (721,286)   (1,454,525)
                                               --------    ----------

Expenses
  Professional fees                              36,920        34,449
  General and administrative expenses             6,910         2,309
  Asset management fees (note C)                231,309       227,188
                                               --------    ----------

                                                275,139       263,946
                                               --------    ----------

  NET LOSS                                    $(996,067)  $(1,717,141)
                                               ========    ==========

Net loss allocated to general partners        $  (9,961)  $   (17,171)
                                               ========    ==========

Net loss allocated to limited partners        $(986,106)  $(1,699,970)
                                               ========    ==========

Net loss per unit of limited partner-
  ship interest                               $     (37)  $       (64)
                                               ========    ==========

















       The accompanying notes are an integral part of these statements.

                American Affordable Housing II Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Six Months Ended September 30, 1995

                                 (Unaudited)



                                Limited        General
                                Partners       Partners     Total
                                --------       --------     -----


Partners' capital (deficit),
    April 1, 1995              $2,903,751     $(202,898)  $2,700,853


    Net loss                     (986,106)       (9,961)    (996,067)
                                ---------      --------    ---------


Partners' capital (deficit),
    September 30, 1995         $1,917,645     $(212,859)  $1,704,786
                                =========      ========    =========
































       The accompanying notes are an integral part of these statements.

              American Affordable Housing II Limited Partnership

                           STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,

                                 (Unaudited)

                                               1995           1994
                                               ----           ----
Cash flows from operating activities:
    Net loss                                $(996,067)   $(1,717,141)
    Adjustments
       Cash Flow from Operating
         Partnerships                           3,220          3,397
       Share of loss of Operating
         Partnerships                         721.286      1,454,525
       Amortization                                 -              -
    Changes in assets and liabilities
       Increase in accounts payable
         and accrued expenses                 253,304        269,818
                                             --------     ----------

         Net cash provided by (used in)
           operating activities               (18,257)        10,599
                                             --------     ----------

Cash flows from investing activity:
     Repayments of loans to
       Operating Partnerships                  16,500              -
                                             --------     ----------
     Net cash provided by
       investing activity                      16,500              -
                                             --------     ----------

         INCREASE (DECREASE) IN CASH           (1,757)        10,599

Cash and cash equivalents, beginning           26,751         13,621
                                             --------     ----------

Cash and cash equivalents, ending           $  24,994    $    24,220
                                             ========     ==========

















       The accompanying notes are an integral part of these statements.

                American Affordable Housing II Limited Partnership

                        NOTES TO FINANCIAL STATEMENTS

                                September 30, 1995

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

       The condensed financial statements included herein as of September 30, 1995 and for the three and six months then ended have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report Statement on Form 10-K.

       The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the fiscal year ending March 31, 1996.

                    American Affordable Housing II Limited Partnership

                                September 30, 1995

                                 (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

       An annual asset management fee based on 0.5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships, has been accrued as payable to Boston Capital Communications Limited Partnership. The portion of the annual asset management fees charged to operations for the quarters ended September 30, 1995 and 1994 was $115,348 and $116,978 respectively.

       Affiliates of the General Partner have advanced $60,692 to the Partnership to pay certain operating expenses. This and any additional advances will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

       An affiliate of the General Partners has funded $100,375, interest free, to the Partnership so that it could make a $100,375 loan to the Operating Partnership Washington Mews. The loan enabled the Operating Partnership to refinance its mortgage at a more favorable rate, and will be repaid by the Operating Partnership with surplus cash from operations over the course of the next three years. As repayments are received from Washington Mews, they will be used to repay the funding, free of interest, from the General Partners' affiliate. As of September 30, 1995 Washington Mews has paid the Partnership $21,500. As of September 30, 1995 $21,500 has been repaid to the affiliate leaving a balance of $78,875.


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

       At September 30, 1995 and 1994, the Partnership had limited partnership equity interests in fifty-one Operating Partnerships, each of which owned an apartment complex.

       Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments upon each Operating Partnership achieving specified levels of construction and/or operations. At September 30, 1995 and 1994, all such capital contributions had been paid to the Operating Partnerships.

       The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 1995.

                   American Affordable Housing II Limited Partnership

                                September 30, 1995

                                 (Unaudited)

                COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS-Cont.

        The unaudited combined summarized statements of operations of the Operating Partnerships for the six months ended June 30, 1995 and 1994 are as follows:

                                          1995             1994
 Revenues                                 ----             ----
  Rental income                       $ 5,063,957      $ 4,962,866
  Interest and other                      272,211          350,509
                                        ---------        ---------

                                        5,336,168        5,323,375
                                        ---------        ---------
Expenses
  Interest expense                      1,602,961        1,922,719
  Depreciation and amortization         1,728,076        1,667,515
  Operating expenses                    3,360,580        3,202,358
                                        ---------        ---------

                                        6,691,617        6,792,592
                                        ---------        ---------

          NET LOSS                    $(1,355,449)     $(1,469,217)
                                        =========        =========

Net loss allocated to American
  Affordable Housing II Limited
  Partnership                         $  (721,286)     $(1,454,525)
                                        =========        =========

Net loss allocated to other partners  $   (13,554)     $   (14,692)
                                        =========        =========

Net loss suspended                    $  (620,609)     $         -
                                        =========        =========

        The variance in allocated loss from the Operating Partnerships for the six months ended June 30, 1995 and 1994 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

                 American Affordable Housing II Limited Partnership

                                September 30, 1995

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

    Affiliates of the General Partners have advanced $95,185 to the Partnership to pay certain third party operating expenses. This and any additional advances will be paid, without interest, from available cash flow, reporting fees or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. The Partnership anticipates that as the Operating Partnerships continue to mature more cash flow and reporting fees will be generated. Cash flow and reporting fees will be added to the Partnership's Working Capital Reserves and will be available to meet future third party obligations of the Partnership. The Partnership is currently and will continue to aggressively pursue available cash flow and reporting fees and anticipates that the amount collected will be sufficient to cover future third party operating expenses.

Capital Resources
-----------------

    The Partnership received $26,501,000 in subscriptions for Units (at $1,000 per Unit) during the period February 2, 1988 to September 21, 1988 pursuant to the Public Offering, resulting in net proceeds available for investment in Operating Partnerships (after payment of acquisition fees and expenses and funding of a reserve) of $18,550,700. As of September 30, 1995 the Partnership had committed to investments requiring cash payments of $18,613,764, all of which had been paid at September 30, 1995. At September 30, 1995 the Partnership held working capital reserves of $24,994.


Results of Operations
---------------------

    As of September 30, 1995 and 1994 the Partnership held limited partnership interests in 51 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

    As of September 30, 1995 and 1994 the Qualified Occupancy of the Operating Partnership's was 99.7% and 99% respectively.

    The Partnership had invested in a total of 51 Operating Partnerships as of September 30, 1995 and 1994. During the quarters ended September 30, 1995 and 1994, the Partnership received cash flow distributions of $0 and $3,397, respectively, and reporing fees of $2,462 and $832, respectively, from the Operating Partnerships. No significant distributions of cash flow or reporting fees from the Operating Partnerships are anticipated due to the restrictions on rents which apply to low-income apartment complexes such as those invested in by the Partnership.

    The General Partner is closely monitoring the operations of California Investors II which is experiencing operating difficulties. The holder of the first mortgage has had a receiver appointed, and the General Partner is exploring various options with the lender including debt restructure and sale. The General Partner believes that the best course of action would be a sale and is pursuing such action.

    The Partnership incurred an annual asset management fee to Boston Capital Communications Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships. The annual asset management fee incurred during the quarters ended September 30, 1995 and 1994 were $115,348 and $116,978 respectively. This amount is anticipated to be lower in the future as more Operating Partnerships begin to accrue and pay annual asset management fees and reporting fees. Because the Partnership is not expected to receive significant cash flow or reporting fees from the Operating Partnerships in subsequent years, the annual asset management fee is being deferred and is expected to be paid from the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. The Partnership has fully invested in 51 Operating Partnerships and as a result the operations of the Partnership should remain relatively constant on a going forward basis.

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



                                American Affordable Housing II
                                Limited Partnership



                           By:  Boston Capital Associates Limited
                                Partnership



                           By:  C&M Associates, d/b/a
                                Boston Capital Associates,



Date:  November 13, 1995        By:  /s/JOHN P. MANNING
                                 ---------------------------
                                John P. Manning, Partner