Form 10-K405
period 1996-03-31
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 1996-07-01
CIK 815024

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                               FORM 10-K


[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 1996 or
                          --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________  to ________

Commission file number   0-17696
                       ------------
        AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
- -----------------------------------------------------------------

           (Exact name of registrant as specified in its charter)

         Massachusetts                            04-2992309
- ------------------------------               --------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)


One Boston Place, Suite 2100, Boston, MA              02108-4406
- -----------------------------------------------       ----------
(Address of principle executive offices)               (Zip Code)

Registrant's telephone number, including area code  (617)624-8900
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:
                                            Name of each exchange
       Title of each class                    on which registered
      ---------------------                ----------------------
             None                                      None
- -----------------------------------     -------------------------

Securities registered pursuant to Section 12(g) of the Act:

                       Class A Limited Partner Interests
- -----------------------------------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No
    -----         -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __
                                            |xx|


              DOCUMENTS INCORPORATED BY REFERENCE





The following documents of the Registrant are incorporated by reference:

     Form 10-K
       Parts                  Documents
     ---------                ---------
     Parts III and IV         Prospectus of the registrant dated
                              September 22, 1988, as supplemented

            AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
                  (a Massachusetts limited partnership)

                FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED
                               March 31,1996

                              TABLE OF CONTENTS

                                    PART I



Item 1.   Business
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote
             of Security-Holders

                                   PART II

Item 5.   Market for the Registrant's Class A Limited Partner
             Interests and Related Security-Holder Matters
Item 6.   Selected Financial Data
Item 7.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations
Item 8.   Financial Statements and Supplementary Data
Item 9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure

                                   PART III

Item 10.  Directors and Executive Officers
             of the Registrant
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial
             Owners and Management
Item 13.  Certain Relationships and Related Transactions

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K

          Signatures











                                    PART I

Item I.     Business

    American Affordable Housing II Limited Partnership (the "Partnership") is a limited partnership which was formed under the laws of the Commonwealth of Massachusetts on May 13, 1987. The general partners of the Partnership are Boston Capital Associates Limited Partnership, a Massachusetts limited partnership, and C & M Associates, d/b/a Boston Capital Associates, a Massachusetts general partnership (the "General Partners"). The Partnership was formed to acquire limited partner interests in limited partnerships (the "Operating Partnerships"), each of which was to own and operate an apartment complex for low- and moderate income tenants. Each apartment complex qualified for the low-income housing tax credit under Section 42 of the Internal Revenue Code of 1986, as amended, (the "Code"), and some apartment complexes also qualified for the historic rehabilitation tax credit under
Section 48 of the Code. Section 236 (f) (ii) of the National Housing Act, as amended, in Section 101 of the Housing and Urban Development Act of 1965, as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance such as Tax Credits. The payments for each tenant, which are made directly to the owner of their property, generally are in such amounts as to enable the tenant to pay rent equal to 30% of the adjusted family income. Some of the Apartment Complexes in which the Partnership has invested are receiving such rent supplements from HUD.

     HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the Apartment Complex, but directly to the individuals. At this time, the Partnership is unable to predict whether. Congress will continue rent supplement programs payable directly to owners of the Apartment Complex.

    The investment objectives of the Partnership are (i) to provide Investors with tax benefits during the first ten years of operations in the form of (a) low-income housing and historic rehabilitation tax credits which may be applied against the Investors' Federal income tax liability arising from, in the case of individuals, active and portfolio income on a limited basis from passive income, and in the case of corporations, against Federal income tax liability from active and passive income and, as to certain corporations, against all income and (b) passive losses which may be used to reduce an Investor's income in the same manner, (ii) to preserve and protect the capital of the Partnership, (iii) provide long-term capital appreciation through increases in the value of the Partnership's investments, and (iv) provide cash distributions from Capital Transaction proceeds. The General Partner is currently of the belief that the Partnerships investment objectives will be met. Current distributions are not an investment objective of the Partnership.

    The offering of Class A Limited Partner interests (the "Units") in the Partnership (the "Public Offering") began on February 2, 1988 and was concluded on September 21, 1988. Investors purchasing 26,501 Units contributed $26,501,000 to the Partnership. The Partnership held interests in 50 Operating Partnerships at March 31, 1996. See Item 2.
                                    1


Item 2.     Properties

    As of its fiscal year ending March 31, 1996, the Partnership held Limited Partnership interests in the Operating Partnerships described below. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partners believe that there is adequate casualty insurance on the properties.

    Please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

            American Affordable Housing II Limited Partnership

                     PROPERTY PROFILES AS OF March 31, 1996

                                   Mortgage
                                   Balance     Construc-    Qualified Capital
                                    As of        tion       Occupancy Contrib-
Property Name    Location    Units 12/31/95    Completion    3/31/96    uted
- ------------------------------------------------------------------------------

Anacapa          Lake Havasu,
Apartments         AZ         40    1,437,770    4/88         100%    348,915

Anthony Garden   Green Valley,
Apartments         AZ        100    3,890,599    3/89          98%    751,267

Blairview        Blairsville, 42
Apartments         PA               1,438,040   12/88         100%    308,388

Bloomfield       Bloomfield,
Apartments         MO         16      370,609    6/88         100%     62,878

Boardman Lake    Travers City,
II Apartments      MI         32      981,649    5/89         100%    202,700

Bowdoinham       Bowdoinham,
Estates            ME         25    1,285,244    5/89         100%    308,824

Brookhollow      Brookshire,
Apartments         TX         48      899,307    8/88         100%    160,000

Center Way       Shelbyville,
Apartments         TN         20      613,397    7/88         100%    136,620

Carthage         Carthage,
Court              NY         32    1,282,475   10/88         100%    270,000

Casa             Belen,
Valencia           NM         39    1,486,965   12/88         100%    303,000

Cedar Forest     Brewton,
Apartments         AL         34      957,690    6/88         100%    219,696

Charters Cove    St. Ignace,
Apartments         MI         24      775,605    5/88         100%    166,200








                                    3


            American Affordable Housing II Limited Partnership

                     PROPERTY PROFILES AS OF March 31, 1996

Continued
- ---------                          Mortgage
                                   Balance     Construc-    Qualified Capital
                                    As of        tion       Occupancy Contrib-
Property Name    Location    Units 12/31/95    Completion    3/31/96    uted
- ------------------------------------------------------------------------------

Deer Crossing      Farmington,
Apartments         ME        24      1,187,579     4/89       100%     312,920

East Ridge         Southwest Harbor,
Estates            ME        25      1,225,350     9/88       100%     294,771

Fairbanks Flats    Beloit,
Apartments         WI        24        554,823    12/88       100%     313,040

Fredericktown      Fredericktown,
Apartments II      MO        16        372,834     5/88       100%      79,670

Harbor Hill        Bar Harbor,
Estates            ME        25      1,227,590     2/89        96%     325,500

Harbour Oaks       East China Township,
Apartments         MI        32        901,168    11/88       100%     191,500

Harvest View       Garden City,
                   MO        16        385,682     6/88       100%      86,785

Kingsley Park      Essex,
Apartments         MD       312     10,952,252    10/88       100%   1,750,000

Liberty Center     Jacksonville,
                   FL       109      1,454,402    10/88       100%   1,014,770

Malone Senior      Malone,
Housing            NY        40      1,489,414    11/88        97%     309,000

Maple Tree         Mapleton,
Estates            ME        25      1,242,283     4/89       100%     325,500

Michelle Manor     Green Valley,
Apartments         AZ        24        909,967     9/88       100%     174,264

Middleburg Bluffs  Middleburg,
                   FL        45      1,417,816     3/89       100%     375,283

Nicollet Island    Minneapolis,
Homes              MN        22      1,139,626    12/88       100%     713,000

                                    4


               American Affordable Housing II Limited Partnership

                     PROPERTY PROFILES AS OF March 31, 1996

Continued
- ---------                          Mortgage
                                   Balance      Construc-   Qualified Capital
                                    As of         tion      Occupancy Contrib-
Property Name    Location    Units 12/31/95   Completion    3/31/96     uted
- ------------------------------------------------------------------------------

Paige Hall       Minneapolis,
Apartments         MN        69     2,253,150      4/89     100%     472,336

Partridge        McMinnville,
Meadows            TN        48     1,404,496     10/88     100%     296,461

Perramond        Madawaska,
Estates            ME        25     1,187,110      4/89     100%     287,000

Pine Knoll       Smithfield,
Manor              NC        33     1,364,803      5/89     100%     309,450

Pine Ridge       Port St. Joe,
Apartments         FL        50     1,488,107      6/88     100%     384,180

Pine Terrace     Callahan,
Apts. Phase III    FL        40     1,196,252      1/89     100%     309,500

Platteville      Platteville,
Apartments         CO        16       547,215     10/88     100%     120,000

River Place      Holyoke,
Apartments         MA       100     4,198,193      3/89     100%   1,824,000

Sandy Knoll      Kersey,
Manor              CO        32     1,059,981     10/88     100%     226,000

Sara Pepper      Dixfield,
Place              ME        12       638,573      3/88     100%     171,189

Silver Pines     Fryeburg,
Apartments         ME        25     1,387,571      8/88     100%     351,547

South Estates    Nebraska City,
                   NE        15       420,877      7/88     100%      85,911

Southview III    Marionville,
                   MO         8       195,019      5/88     100%      42,100

Southview Place  Lovington,
Apartments         NM        48     1,110,908      2/89      97%     245,602

                                    5


               American Affordable Housing II Limited Partnership

                     PROPERTY PROFILES AS OF March 31, 1996

Continued
- ---------                          Mortgage
                                   Balance      Construc-   Qualified Capital
                                    As of         tion      Occupancy Contrib-
Property Name    Location    Units 12/31/95    Completion    3/31/96    uted
- ------------------------------------------------------------------------------

Spring Hollow    Springfield,
Apartments         GA        53    1,446,225     3/88       100%       321,860

Stokes Rowe      Philadelphia,
                   PA        16    1,056,744     6/88       100%       673,000

Story Hill       Washburn,
Estates            ME        24    1,216,941     1/89       100%       322,425

Suncrest         Newport,
Apartments         TN        32      975,877     5/88       100%       210,960

300 Shawmut Ave  Boston,
                   MA        16      646,888    12/88       100%       508,000

Village Chase    Zephyrhills,
Apartments         FL        48    1,493,562     4/89       100%       386,368

Village Walk     Zephyrhills,
Apartments         FL        43    1,398,176     3/89       100%       362,500

Washington Mews  Dorchester,
                   MA        20      489,328    12/88       100%       510,000

Wildwood         Statesboro,
Villas II          GA        58    1,483,164     9/88       100%       369,260

Willowbrook      Immokalee,
Place              FL        41    1,324,942     3/88       100%       328,711

Item 3.     Legal Proceedings

            None.

Item 4.     Submission of Matters to a Vote of Security-Holders

            None.














































                                    7


                                   PART II

Item 5.     Market for the Registrant's Class A Limited Partner
            Interests and Related Security-Holder Matters

       There is no established public trading market for the Units and it is not anticipated that any public market will develop for the purchase and sale of any Units.

       As of March 31, 1996, the Partnership had 2,359 registered holders of an aggregate of 26,501 Units.

       The Partnership made no distributions to its Limited Partners from Operating Partnership cash flow from its inception on May 13, 1987 through March 31, 1996. Because the Partnership invested in Operating Partnerships owning apartment complexes which receive government assistance, the cash distributions which may be made by the Operating Partnerships are often restricted. The Partnership does not anticipate that it will provide significant cash distributions to its Limited Partners in circumstances other than refinancing or sale of apartment complexes by the Operating Partnerships.

Item 6.     Selected Financial Data

       The information set forth below presents selected financial data of the Partnership for each of the years in the five year period ended March 31, 1996. Additional detailed financial information is set forth in the audited financial statements listed in Item 14 hereof.

                     March 31,  March 31,   March 31,    March 31,   March 31,
                       1996       1995         1994         1993         1992
                     --------   --------    --------     --------     --------


Operations
- ----------

Interest Income  $       783  $       520 $       223 $       491 $         -
Other Income               -        1,650       1,050       1,225      67,971
Share of Losses
from Operating
Partnerships      (1,047,309)  (1,392,030) (1,579,365) (2,757,632) (2,459,499)
Operating Expenses  (516,882)    (503,107)   (500,666)   (557,233)   (602,262)
                   ---------    ---------   ---------   ---------  ----------
Net Loss         $(1,563,408) $(1,892,967)$(2,078,758)$(3,313,149)$(2,993,790)
                   =========    =========   =========   =========  ==========


Net Loss per Unit of
Limited Partnership
Interest         $    (58.40) $    (70.72)$    (77.66)$   (123.77)$   (111.84)
                   =========    =========   =========   =========  ==========


                   March 31,    March 31,   March 31,    March 31,  March 31,
Balance Sheet        1996         1995        1994         1993       1992
- -------------      -------      --------    --------     --------   --------
Total Assets     $ 4,274,839  $ 5,344,896 $ 6,635,981  $8,233,394 $11,075,051
                  ==========    =========   =========   =========  ==========
Total Liabilities$ 3,137,394  $ 2,644,043 $ 2,042,161  $1,560,816 $ 1,089,324
                  ==========    =========   =========   =========  ==========

Partners' Equity $ 1,137,445  $ 2,700,853  $ 4,593,820 $6,672,578 $ 9,985,727
                  ==========    =========   =========   =========  ==========


Other Data
- ----------
Credit Per BAC*  $    114.28 $     131.60 $    131.29  $   129.21 $    131.00
                   =========    =========   =========   =========  ==========
* The credit per BAC data is reported for the calendar year which ends in the third quarter of the related fiscal year.

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Liquidity
- ---------
    The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity have included (i) interest earned on capital contributions held pending investment or held for working capital reserves and (ii) cash distributions, if any, from operations of the Operating Partnerships in which the Partnership has invested. Both of these sources of liquidity are available to meet the obligations of the Partnership. The Partnership is currently accruing the annual asset management fees. Asset management fees accrued during the year ended March 31, 1996 were $471,241, and total asset management fees accrued as of March 31, 1996 were $2,958,908. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sale or refinancing proceeds from Operating Partnerships, and at that time proceeds from such sales or refinancing would be used to satisfy such liabilities.

    Affiliates of the General Partners have advanced $96,111 to the Partnership to pay certain operating expenses. This and any additional advances will be repaid, without interest, from available cash flow, reporting fees or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. The Partnership anticipates that as the Operating Partnerships continue to mature more cash flow and reporting fees will be generated. Cash flow and reporting fees will be added to the Partnership's Working Capital and will be available to meet future third party obligations of the Partnership. The Partnership is currently and will continue to aggressively pursue available cash flow and reporting fees. No significant distributions of cash flow from the Operating Partnerships are anticipated on a long term or short term basis due to the restrictions on rents which apply to low-income apartment complexes.

    During 1995 an affiliate of the General Partners funded $100,375, interest free, to the Partnership so that it could make a $100,375 loan to the Operating Partnership Washington Mews. The loan enabled the Operating Partnership to refinance its mortgage at a more favorable rate, and will be repaid by the Operating Partnership with surplus cash from operations over the course of the next three years. As repayments are received from Washington Mews, they will be used to repay the funding, free of interest, from the General Partners' affiliate. As of March 31, 1996 Washington Mews has paid the Partnership $21,500. This has been repaid to the affiliate leaving a balance of $78,875 as of March 31, 1996.

Capital Resources
- -----------------
    The Partnership received $26,501,000 in subscriptions for Units (at $1,000 per Unit) during the period February 2, 1988 to September 21, 1988 pursuant to the Public Offering, resulting in net proceeds available for investment in Operating Partnerships (after payment of acquisition fees and expenses and

                                   10




funding of a reserve) of approximately $18,550,700. As of March 31, 1996, the Partnership had committed to investments requiring cash payments of $18,613,793, all of which has been paid. At March 31, 1996, the Partnership held working capital of $34,944. Since the Partnership has completed funding of all investments, it anticipates that there should be no significant need for capital resources in the future.

Results of Operations
- ---------------------
    The Partnership was formed with the investment objectives set forth above
under Item 1.    The Partnership incurred an annual asset management fee to
Boston Capital Communications Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships. The annual asset management fee incurred for the fiscal year ended March 31, 1996 and 1995 was $451,449 and $461,029, respectively. Because the Partnership is not expected to receive any significant cash flow from the Operating Partnerships in subsequent years, the annual asset management fee is currently being deferred and is expected to be paid from the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the fiscal years ended March 31, 1996 and 1995, the Partnership received $14,441 and $7,560 in distributions of cash flow and $10,212 and 19,792 of reporting fees from the Operating Partnerships, respectively.

    The Partnership expects that all of its cash receipts will be used to pay operating expenses. The Partnership had interest income of $783 and $520 in the fiscal years ended March 31, 1996 and 1995, respectively. No other significant source of income is anticipated.

    As of December 31, 1995 and 1994 the Partnership held limited partnership interests in 50 and 51 Operating Partnerships respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy". Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partners believe that there is adequate casualty insurance on the properties.

     The Operating Partnership, California Investors II, was experiencing operating difficulties and as a result, the holder of the first mortgage had a receiver appointed. The Investment General Partners believed that it was in the best interest of the Partnership to sell the property owned by California Investors II. After restructuring and workout negotiations over the course of the past 18 months, the property was sold to the lender for proceeds sufficient to cover all outstanding liabilities of the Operating

                                   11


Partnership. The Investment Partnership was subjected to a one time recapture event which reduced investors' 13.1% annual tax credit as a percentage of capital invested to 11.4% for the calendar year 1995. It is anticipated that calendar year 1996's tax credit as a percentage of capital invested will be back over 13%.

    As of March 31, 1996 and 1995 the Qualified Occupancy for the
Partnership was 99.8% and 99.5%, respectively.

    For the years ended December 31, 1995 and 1994 the Operating Partnerships reflected a net income of $514,305 and $390,466, respectively, when adjusted for depreciation which is a non-cash item. The main reasons for the increase in the net income is the continued improvement of property operations and a decrease in interest expense.

    For the tax years ended December 31, 1995 and 1994 the Partnership generated $2,600,113 and $3,084,540 in passive income tax losses that were passed through to the investors. The Partnership also provided $114 and $132, respectively, in tax credits per BAC to the investors for the tax years ended December 31, 1995 and 1994, respectively. The Partnership has fully invested in 50 Operating Partnerships and as a result the operations of the Partnership should remain relatively consistent on an annual basis going forward.

Recent Accounting Statements Not Yet Adopted
- --------------------------------------------
In March 1995 the FASB issued SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 31, 1995, with earlier application permitted. SFAS No. 121 addresses the accounting for long-lived assets and certain identifiable intangibles to be held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The partnership will adopt SFAS No. 121 on April 1, 1996, as required. Adopting SFAS No. 121 is not expected to have a significant effect on the partnership's financial statements.

Item 8.     Financial Statements and Supplementary Data

    The financial statements of the Partnership are listed in Item 14 as being filed as a part of this Report and are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

             None.

                                   PART III
                                   --------
Item 10.    Directors and Executive Officers of the Registrant

    (a), (b), (c), (d) and (e)

    The Partnership has no directors or executives officers of its own. The following biographical information is presented for the partners of the General Partners and affiliates of those partners (including Boston Capital Partners, Inc. ("Boston Capital")) with principal responsibility for the Partnership's affairs.

Herbert F. Collins, age 65, is co-founder and Chairman of the Board of Boston Capital Partners, Inc. During 1990 and 1991 he served as Chairman of the Board of Directors for the Federal Home Loan Bank of Boston, a 314-member, $12-billion central bank in New England which is part of the Federal Home Loan Bank System. Mr. Collins is co-founder and serves as Chairman-Emeritus of the Council for Rural Housing and Development, a 300-member organization including 14 state associations formed to encourage the development of rural housing nationwide. He serves as Chairman of the Massachusetts Housing Policy Commission, created by the Governor of the Commonwealth of Massachusetts and the Secretary of the Executive Office of Communities & Development, to assess the current status and recommend future housing policy for the Commonwealth. Additionally, he serves as a Member of the Board of Directors, of the Metropolitan Boston Housing Partnership, an organization dedicated to the renewal of housing through rehabilitation and community involvement. He served on the Mitchell-Danforth Task Force, which helped structure the 1990 tax credit legislation. In addition, Mr. Collins is a past director of the National Leased Housing Association, past chairman of the Rural Development Committee, and is a member of the National Rural Housing Council. Currently, Mr. Collins is a Board member of the National Housing Conference. Prior to co-founding Boston Capital, Mr. Collins served as Vice President and Director of Marketing at ECS Corporation and the Advanced Research Corporation, and was the Product Marketing Manager at Raytheon Corporation. Mr. Collins graduated from Harvard College and attended the Advanced Management Program, Harbridge House, Boston.

John P. Manning, age 47, is co-founder, President and Chief Executive Officer of Boston Capital Partners, Inc., and serves as member of the Investment Committee. Mr. Manning is Chairman of the Affordable Housing Tax Credit Coalition and is member of the Board of Directors of the National Leased Housing Association, two Washington, D.C.-based organizations. He also serves on the Board of Advisors for the Housing Development Reporter. He served as a Member of the Massachusetts Housing Policy Commission, Executive Office of Communities & Development, appointed by the Governor of the Commonwealth of Massachusetts. He was named by U.S. Senate Majority Leader George Mitchell to the Mitchell-Danforth Task Force, which helped structure the 1990 tax credit legislation. In similar capacities, Mr. Manning has been asked by the U.S. House Ways and Means Committee and by the U.S. Senate Finance Committee to represent the affordable housing industry as an expert on the efficacy of the low income housing tax credit and its effect on capital markets and the


                                   13


economy. Prior to co-founding Boston Capital in 1974, Mr. Manning was the Eastern Regional Vice President of Western Diversified Equities, a Beverly Hills-based real estate development firm, and was an Investment Manager at the Industrial National Bank in Providence. In 1995, President Clinton appointed Mr. Manning a Member of the Advisory Committee on the Arts (John F. Kennedy Center for the Performing Arts). Mr. Manning graduated from Boston College.

Richard J. DeAgazio, age 51, is Executive Vice President of Boston Capital Partners, Inc., and is President of Boston Capital Services, Inc., Boston Capital's NASD registered broker/dealer. Mr. DeAgazio formally served on the national Board of Governors of the National Association of Securities Dealers
(NASD), was the Vice Chairman of the NASD's District 11 Committee, and serves as Chairman of the NASD's Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also serves on the NASD State Liaison Committee and the Direct Participation Program Committee. He is a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter) and the Real Estate Investment Association. Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He graduated from Northeastern University.

Christopher W. Collins, age 41, is an Executive Vice President and a principal of Boston Capital Partners, Inc., and is responsible for, among other areas, overseeing the investment portfolio of funds sponsored by Boston Capital and the acquisition of real estate investments on behalf of such funds. Mr. Collins has had extensive experience in real estate development activities, having founded and directed the American Development Group, a comprehensive real estate development firm, and has also had extensive experience in the area of acquiring real estate investments. He is on the Board of Directors of the National Multi-Housing Council and a member of the Massachusetts Housing Finance Agency Multi-Family Advisory Committee. He graduated from the University of New Hampshire.

Anthony A. Nickas, age 35, is Senior Vice President and Chief Financial Officer of Boston Capital Partners, Inc. and has over twelve years experience in the accounting and finance fields. Mr. Nickas has supervised the financial aspects of both the Project Development and Property Management Affiliates. Prior to joining Boston Capital in 1987, he was Assistant Director of Accounting and Financial Reporting for the Yankee Companies, Inc., and was an Audit Supervisor for Wolf & Company of Massachusetts, P.C., a regional certified public accounting firm based in Boston. He graduated with honors from Norwich University.

    (f)     Involvement in certain legal proceedings.

            None.

    (g)     Promoters and control persons.

            None.
                                    14


Item 11.    Executive Compensation

    (a), (b), (c), (d) and (e)

    The Partnership has no officers or directors. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, the Partnership has paid or accrued obligations to the General Partners and their affiliates for the following fees during the 1996 fiscal year:

    1. An annual asset management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships has been accrued as payable to Boston Capital Communications Limited Partnership. The annual asset management fees accrued during the year ended March 31, 1996 was $471,241. The fee is payable without interest as sufficient funds become available.

    2. The Partnership has reimbursed affiliates of the General Partners a total of $2,184 for amounts charged to operations during the year ended March 31, 1996. The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

    The General Partners named in Item 1 own all of the outstanding general partner interests in the Partnership. The General Partners have a 1% interest in all profits, losses, tax credits and distributions of the Partnership. No person is known to own beneficially in excess of 5% of the outstanding limited partnership interests. In addition, no individuals listed in Item 10 are known to own any units.

Item 13.    Certain Relationships and Related Transactions

    The Partnership has no officers or directors. However, under the terms of the Public Offering, various kinds of compensation and fees are payable to the General Partners and their affiliates during the organization and operation of the Partnership. Additionally, the General Partners will receive distributions from the Partnership if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement. The amounts and kinds of compensation and fees are described on pages 9 to 11 of the Prospectus under the caption "Compensation of General Partners and Affiliate", which is incorporated herein by reference. See Note B of Notes to Financial Statements in Item 14 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partners and their affiliates during the period from April 1, 1993 through March 31, 1996.

                                   PART IV
                                   -------
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form
            8-K

    (a) 1.  Financial Statements
            --------------------
    American Affordable Housing II Limited Partnership

      Independent Auditors' Report

      Balance Sheets, March 31, 1996 amd 1995

      Statement of Operations, Years ended March 31, 1996, 1995
      and 1994

      Statements of Changes in Partners' Capital, Years ended March 31, 1996, 1995, and 1994

      Statements of Cash Flows, Years ended March 31, 1996, 1995 and 1994

      Notes to Financial Statements, Years ended March 31, 1996, 1995 and 1994

    Riverplace Apartments

      Independent Auditors' Report

      Balance Sheets, December 31, 1995 and 1994

      Statements of Operations, Years ended December 31, 1995 and
      1994

      Statements of Partners' Equity (Deficit) Years ended December 31, 1995, 1994, and 1993

      Statements of Cash Flows, Years ended December 31, 1995 and
      1994

      Notes to Financial Statements, Years ended December 31, 1995 and
      1994

    (a) 2.  Financial Statement Schedules
            -----------------------------
      Schedule III - Real Estate and Accumulated Depreciation







                                 16


      Notes to Schedule III

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes hereto.

    (a) 3.  Exhibits
            --------
    (3)     Amended and Restated Certificate and Agreement of Limited
            Partnership. (1)

    (4) Instruments defining the rights of security holders, including indentures (same as Exhibit (3)).

    (9)     None.

    (10)    None.

    (11)    None.

    (12)    None.

    (13)    None.

    (16)    None.

    (18)    None.

    (19)    None.

    (22)    Subsidiaries of the Registrant.

    (23)    None.

    (24)    None.

    (25)    None.

    (28)    Independent Auditors' Reports for Operating Partnerships.

    (29)    None.












                                    17

    (a)     Reports on Form 8-K
            -------------------
            No reports on Form 8-K were filed during the period ending March 31, 1996.

    (b)     Exhibits

            Same as Item 14(a)3. above.

    (c)     Financial Statement Schedules

            See Items (a)1. and (a)2. above.

                                  SIGNATURES
                                  ----------
    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          American Affordable Housing II
                          Limited Partnership

                          By:  Boston Capital Associates Limited
                               Partnership, General Partner

                               By:    Boston Capital Associates,
                                      General Partner

                               By:   /s/ John P. Manning
                               ------------------------------
                               J. P. Manning, Partner

                          By:  Boston Capital Associates, General
                               Partner

                               By:/s/ John P. Manning
                               ------------------------------
                               John P. Manning, Partner

Date:

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                        TITLE               DATE
- ---------                        -----               ----
Boston Capital Associates        General Partner     June 28, 1996
Limited Partnership

By: Boston Capital Associates,
    General Partner

    By: /s/ John P. Manning
    ----------------------------
    John P. Manning, Partner

SIGNATURE                       TITLE                          DATE
- ---------                       -----                          ----
Boston Capital Associates       General Partner


By: /s/ John P. Manning
    ------------------------                              June 28, 1996
    John P. Manning, Partner                              -------------



    /s/ Herbert F. Collins
    ------------------------                              June 28, 1996
    Herbert F. Collins          General Partner           -------------
                                of Boston Capital
                                Associates, Principal
                                Executive Officer,
                                Principal Financial
                                Officer and Principal
                                Accounting Officer

    /s/ John P. Manning
    ------------------------                              June 28, 1996
    John P. Manning             General Partner           -------------
                                of Boston Capital

                              INDEX TO EXHIBITS
                              -----------------


Exhibit            Description of Exhibit
- -------            ----------------------
Page
- ----
(22)               Subsidiary of the registrant

                                 Exhibit (22)

                        Subsidiaries of the Registrant
                        ------------------------------
Each of the Operating Partnerships listed in the chart included in Item 2 may be considered a subsidiary of the Partnership.

                        FINANCIAL STATEMENTS AND
                      INDEPENDENT AUDITORS' REOPRT

                     AMERICAN AFFORDABLE HOUSING II
                          LIMITED PARTNERSHIP

                        MARCH 31, 1996 AND 1995

            American Affordable Housing II Limited Partnership

                           TABLE OF CONTENTS


                                                               PAGE

INDEPENDENT AUDITORS' REPORT                                     F-1

FINANCIAL STATEMENTS

     BALANCE SHEETS                                              F-3

     STATEMENTS OF OPERATIONS                                    F-4

     STATEMENTS OF CHANGES IN PARTNERS' CAPITAL                  F-5

     STATEMENTS OF CASH FLOWS                                    F-6

     NOTES TO FINANCIAL STATEMENTS                               F-7

     SCHEDULE III - REAL ESTATE AND ACCUMULATED
        DEPRECIATION                                            F-16


























Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes hereto.

                  Reznick Fedder & Silverman
      Certified Public Accountants * Business Consultants
                  A Professional Corporation

 4520 East-West Highway * Suite 300 * Bethesda, MD 20814-3319
              (301) 652-9100 * Fax (301) 652-1848


                  INDEPENDENT AUDITORS' REPORT



To the Partners
American Affordable Housing II
  Limited Partnership


      We have audited the accompanying balance sheets of American Affordable Housing II Limited Partnership as of March 31, 1996 and 1995, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain operating partnerships in which American Affordable Housing II Limited Partnership owns a limited partnership interest. Investments in such partnerships comprise 45% and 35% of the assets as of March 31, 1996 and 1995, and 12%, 21% and 20% of the partnership loss for each of the three years in the period ended March 31, 1996, of American Affordable Housing II Limited Partnership. The financial statements of these partnerships were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to information relating to these partnerships, is based solely on the reports of the other auditors.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

      In our opinion, based on our audits and the reports of the other auditors referred to above, the financial statements referred to above present fairly, in all material respects, the financial position of American Affordable Housing II Limited Partnership as of March 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.


                             - F-1 -
      We have also audited the related financial statement schedule listed in Form 10-K, item 14(a) of American Affordable Housing II Limited Partnership as of March 31, 1996. In our opinion, the schedule presents fairly the information required to be set forth therein, in conformity with generally accepted accounting principles.





Bethesda, Maryland
June 18, 1996








































                             - F-2 -

MARSHALL & SHAFER, P.C.
Certified Public Accountants
10497 Town & Country Way, Suite 420
Houston, Texas 71024
(713) 973-8378
FAX (713) 973-8377

Independent Auditor's Report
- ----------------------------

March 14, 1996

To the Partners of
Brookhollow Manor, Ltd.

We have audited the accompanying balance sheets of Brookhollow Manor, Ltd. as of December 31, 1995 and 1994, and the related statements of income, partners' equity (deficit)) and cash flow for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying financial statements referred to above present fairly, in all material respects, the financial position of Brookhollow Manor, Ltd. as of December 31, 1995 and 1994, and the results of its operation and its cash flow for the years then ended, in conformity with generally accepted accounting principles.








Marshall & Shafer, P.C.
Houston, Texas

HUMISTON, SKOKAN, WARREN & EICHENBERGER

A Professional Corporation
Certified Public Accountants
West Des Moines, Iowa


INDEPENDENT AUDITORS' REPORT
- ----------------------------

To the Partners
Fairbanks Flats, Limited Partnership
West Des Moines, Iowa


We have audited the accompanying balance sheets of FAIRBANKS FLATS, LIMITED PARTNERSHIP as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairbanks Flats, Limited Partnership as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.






January 19, 1996

MUELLER & WALLA, PC.

Certified Public Accountants
10714 Manchester Road
Suite 202
Kirkwood, Missouri 63122
- ------------------------
(314) 822-6575

INDEPENDENT AUDITORS' REPORT

The Partners
Fredericktown Associates 11, L.P.
Fredericktown, Missouri

We have audited the accompanying balance sheets of Fredericktown Associates II, L.P. (a limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fredericktown Associates II, L.P. as of December 31, 1995 and 1994, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included on page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

Mueller & Walla, P.C.
Certified Public Accountants

February 6, 1996

HUNTER ASSOCIATES, P.A.

Certified Public Accountmts
4217 Baymeadows Road, Suite 2
Jacksonville, Florida 32217

Lewis B. Hunter, Jr., CPA
Phone: (904) 367-0852
Fax:   (904) 731-0352

INDEPENDENT AUDITOR'S REPORT
- ----------------------------

To the Partners
Liberty Center, Ltd.

We have audited the accompanying balance sheets of Liberty Center, Ltd. as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberty Center, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


May 2, 1996

LARSON, ALLEN, WEISHAIR & CO.
Certified Public Accountants


INDEPENDENT AUDITOR'S REPORT
- ----------------------------

Partners
Nicollet Island Historic Homes,
A Minnesota Limited Partnership
St Paul, Minnesota

We have audited the accompanying balance sheets of Nicollet Island Historic Homes, A Minnesota Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Nicollet Island Historic Homes, A Minnesota Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

LARSON, ALLEN, WEISHAIR & CO., LLP
Saint Paul, Minnesota
January 22, 1996

CERTIFIED PUBLIC ACCOUNTANTS          Members:

Mahoney                               American Institute
Ulbrichii                             of Certified Public Accountants
Christiansen                          Minnesota Society
Russ P.A.                             of Certified Public Accountants

Suite 800 Capital Centre
386 North Wabasha
Saint Paul, Minnesota 55102


The Partners
Paige Hall Limited Partnership
Minneapolis, Minnesota

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of Paige Hall Limited Partnership as of December 31, 1995, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements and supplemental information of Paige Hall Limited Partnership as Of December 31, 1994, were audited by other auditors whose report dated January 17, 1995, expressed an unqualified report on those financial statements and supplemental information.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paige Hall Limited Partnership as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic 1995 financial statements taken as a whole. The supplemental information on page 9 is presented for the purposes of additional analysis and is not a required part of the basic 1995 financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic 1995 financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic 1995 financial statements taken is a whole.


Saint Paul, Minnesota
January 18, 1996
BERNARD ROBINSON & COMPANY, L.L.P
Certified Public Accountants since 1947


MAILING ADDRESS                                      OFFICES
P.O. BOX 19608                                       109 MUIRS CHAPEL ROAD
GREENSBORO, NC  27419-9608                           GREENSBORO, NC 27410
FAX (910) 547-0840                                   TELEPHONE (910) 294-4494

INDEPENDENT AUDITOR'S REPORT
- ----------------------------
To the Partners
Pine Knoll Development Company Limited Partnership
(A North Carolina Limited Partnership)Smithfield, North Carolina

We have audited the accompanying balance sheets of Pine Knoll Development Company Limited Partnership (A North Carolina Limited Partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pine Knoll Development Company Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 16, 1996, on our consideration of the internal control structure of Pine Knoll Development Company Limited Partnership and a report dated January 16, 1996, on its compliance with laws and regulations.

BERNARD ROBINSON & COMPANY, L.L.P
Page 2


Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



CERTIFIED PUBLIC ACCOUNTANTS
Greensboro, North Carolina
January 16, 1996

GLOVER & GLOVER
CERTIFIED PUBLIC ACCOUNTANTS
206 Wilson Pike Circle
Brentwood, Tennessee 37027

M. Lawrence Glover, CPA
Byron L. Glover, CPA

MEMBERS
AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
TENNESSEE SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR'S REPORT
- ----------------------------

To the Partners
Shelbyville FH, Ltd.

We have audited the accompanying balance sheets of Shelbyville FH, Ltd. (a Tennessee limited partnership), FMHA Project No.: 48 002 621246065, as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits In accordance with generally accepted auditing standards and Government Auditing Standards Issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit Includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shelbyville FH, Ltd. as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' capital, and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 16 and 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Brentwood, Tennessee
March 1, 1996
F&A

FEGLEY & ASSOCIATES
A PROFESSIONAL CORPORATION
CERTIFIED PUBLIC ACCOUNTANTS
2250 HICKORY ROAD, SUITE 20
PLYMOUTH MEETING, PA 19462
Phone (610) 825-7400
Fax   (610) 825-1297


IDEPENDENT AUDITORS' REPORT
- ---------------------------

To the Partners
The Stokes Rowe Partnership

We have audited the accompanying balance sheets of The Stokes Rowe Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' equity, and cash flows for the years then ended. These Financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Stokes Rowe Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

FEGLEY & ASSOCIATES
A Professional Corporation
Certified Public Accountants

To the Partners
The Stokes Rowe Partnership
Page 2


Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 and 21 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

January 26, 1996

GLOVER & GLOVER
CERTIFIED PUBLIC ACCOUNTANTS
206 Wilson Pike Circle
Brentwood, Tennessee 37027

M. Lawrence Glover, CPA
Byron L. Glover, CPA

MEMBERS
AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
TENNESSEE SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR'S REPORT
- ----------------------------

To the Partners
Suncrest, Ltd.

We have audited the accompanying balance sheets of Suncrest, Ltd. (a Tennessee limited partnership), FMHA Project No.: 48 015 621251107, as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Suncrest, Ltd. as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' capital, and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 15 and 16 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Brentwood, Tennessee
March 1, 1996

GLOVER & GLOVER
CERTIFIED PUBLIC ACCOUNTANTS
206 Wilson Pike Circle
Brentwood, Tennessee 37027

M. Lawrence Glover, CPA
Byron L. Glover, CPA

MEMBERS
AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
TENNESSEE SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR'S REPORT
- ----------------------------

To the Partners
Warren Properties, Ltd.

We have audited the accompanying balance sheets of Warren Properties, Ltd. (a Tennessee limited partnership), FMHA Project No.: 48 089 621237357, as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards Issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test as is, evidence supporting the amounts and disclosures In the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warren Properties, Ltd. as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' capital, and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 16 and 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such Information has been subjected to the audit procedures applied in the audits of the basic financial statements and, In our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Brentwood, Tennessee
March 1, 1996
BERNARD, JOHNSON & COMPANY
Certified Public Accountants, Inc.

15 Main Street
Topsfield, MA 01983
Tel (508) 887-2220
Fax 1508) 887-5443

501 Islington Street
Portsmouth, NH 03801
Tel (603) 427-0888
Fax (603) 436-3784

INDEPENDENT AUDITORS' REPORT
- ----------------------------
To the Partners
Washington Mews Limited Partnership

We have audited the accompanying balance sheet of Washington Mews Limited Partnership as of December 31, 1995, and the related statements of operations and partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Washington Mews Limited Partnership as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements for the year ended December 31, 1994 were compiled by us. A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the 1994 financial statements and, accordingly, do not express an opinion or any other form of assurance on them.


Topsfield, Massachusetts
January 12, 1996

FECTEAU & COMPANY, P.C.
Certified Public Accountants
Advisors of Taxation

INDEPENDENT AUDITORS' REPORT
- ----------------------------
To the Partners
Carthage Court Housing Company
Delmar, New York

We have audited the accompanying balance sheets of Carthage Court Housing Company as of December 31, 1993 and 1992, and the related statements of operations, partners' deficft, and cash flows for the years then ended. The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carthage Court Housing Company, as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 7 to the financial statements, the Partnership's general partner is under investigation by the United States Attorney. It is not possible at present to predict the outcome of this investigation or to estimate any possible resulting gain or loss. Therefore, no provision for gain or loss that may result has been included in these financial statements.

FECTEAU & COMPANY, P.C.

February 18, 1994
Albany, New York
Executive Woods, 4 Atrium Drive, Albany, NY 12205
(518) 438-7400 / FAX (518)438-7444

Member
American Institute of Certified Public Accountants
(Private Companies Practice Section & Tax Division)
New York State Society of CPA's
A Massachusetts State Society of CPA's

BRAUNSDORF, CARLSON AND CLINKINBEARD
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL ASSOCIATION

990 SW Fairlawn
Topeka, Kansas 66606-2384
(913) 272-3176 Fax (913) 272-2903

David L. Braunsdorf, CPA                               Gary D. Basom, CPA
Gerry F. Carlson, CPA                                  Marge S. Carlson, CPA
Steve Clinkinbeard, CPA                                Douglas W. Glenn, CPA
David N. Allison, CPA                                  Cynthia A. Henley, CPA
Michael E. Ruhlman, CPA                                Royce C. Janssen, CPA
D. Thad Sullivan, CPA                                  Cheryl J. Page, CPA
Kirk W. Wiesner, CPA                                   Denise J. Peterson, CPA
- ------------------------                               Steven A. Ridpath, CPA
Edward D. Fenton, Principal                            Michael D. Schirmer,CPA
                                                       James R. Showalter, CPA
                                                       -----------------------
                                                       Douglas K. Stacken, ISC

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
- --------------------------------------------------
To the Partners
Bloomfield Associates Limited Partnership
Bloomfield, Missouri

We have audited the accompanying balance sheets of Bloomfield Associates Limited Partnership (a Missouri limited partnership) as of December 31, 1993 and 1992, and the related statements of loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing
standards.   Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bloomfield Associates Limited Partnership as of December 31, 1993 and 1992 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

BRAUNSDORF, CARLSON AND CLINKINBEARD, CPA'S P.A.
Topeka, Kansas
February 16, 1994
16322A
BRAUNSDORF, CARLSON AND CLINKINBEARD
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL ASSOCIATION

990 SW Fairlawn
Topeka, Kansas 66606-2384
(913) 272-3176 Fax (913) 272-2903

David L. Braunsdorf, CPA                               Gary D. Basom, CPA
Gerry F. Carlson, CPA                                  Marge S. Carlson, CPA
Steve Clinkinbeard, CPA                                Douglas W. Glenn, CPA
David N. Allison, CPA                                  Cynthia A. Henley, CPA
Michael E. Ruhlman, CPA                                Royce C. Janssen, CPA
D. Thad Sullivan, CPA                                  Cheryl J. Page, CPA
Kirk W. Wiesner, CPA                                   Denise J. Peterson, CPA
- ------------------------                               Steven A. Ridpath, CPA
Edward D. Fenton, Principal                            Michael D. Schirmer,CPA
                                                       James R. Showalter, CPA
                                                       -----------------------
                                                       Douglas K. Stacken, ISC

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Garden City Family Housing, L.P.

We have audited the accompanying balance sheets of Garden City Family Housing, L.P. (a Missouri limited partnership) FMHA Case No. : 29-019-431455031 as of December 31, 1993 and 1992, and the related statements of loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnerships management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing
standards.   Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Garden City Family Housing, L.P. as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Braunsdorf, Carlson and Clinkinbeard, CPA'S, P.A.
Topeka, Kansas
February 4, 1994
15336A
JAMES KNUTZEN & ASSOCIATES, C.P.A's, PA.
SUITE 230
3100 UNIVERSITY BOULEVARD SOUTH
JACKSONVILLE, FLORIDA 32216
(904) 725-5832 FAX (904) 727-6835

James Knutzen, C.P.A., M.B.A                            MEMBER OF AMERICAN
Christina E. Gibson, C.P.A.                         AND FLORIDA INSTITUTES OF
Raju Iyer, C.P.A.                                 CERTIFIED PUBLIC ACCOUNTANTS
Gregory Korn, C.P.A.
Todd Middlemas, C.P.A.
Wilson Trammell, C.P.A.

INDEPENDENT AUDITORS' REPORT
- ----------------------------
To the Partners of
Immokalee RRH, Ltd.

We have audited the accompanying balance sheets of Immokalee RRH, Ltd. (a Florida Limited Partnership), FMHA Project No.:09-11-263201371 as of December 31, 1995 and 1994, and the related statements of operations, partners, equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership' s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Immokalee RRH, Ltd. (a Florida Limited Partnership) as of December 31, 1995 and 1994, and the results of its operations, partners' equity (deficit), and cash flows for the years then ended in conformity with generally accepted accounting principles.

JAMES KNUTZEN & ASSOCIATES
C.P.A.'S, P.A.


To the Partners of
Immokalee RRH, Ltd.
Page Two

In accordance with Government Auditing Standards, we have also issued a report dated February 15, 1996 on our consideration of Immokalee RRH, Ltd.'s internal control structure and a report dated February 15, 1996 on its compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information on pages
14 - 17 is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

JAMES KNUTZEN & ASSOCIATES, C.P.A.'S, P.A.


Jacksonville, Florida
February 15, 1996

BRAUNSDORF, CARLSON AND CLINKINBEARD
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL ASSOCIATION

990 SW Fairlawn
Topeka, Kansas 66606-2384
(913) 272-3176 Fax (913) 272-2903

David L. Braunsdorf, CPA                               Gary D. Basom, CPA
Gerry F. Carlson, CPA                                  Marge S. Carlson, CPA
Steve Clinkinbeard, CPA                                Douglas W. Glenn, CPA
David N. Allison, CPA                                  Cynthia A. Henley, CPA
Michael E. Ruhlman, CPA                                Royce C. Janssen, CPA
D. Thad Sullivan, CPA                                  Cheryl J. Page, CPA
Kirk W. Wiesner, CPA                                   Denise J. Peterson, CPA
- ------------------------                               Steven A. Ridpath, CPA
Edward D. Fenton, Principal                            Michael D. Schirmer,CPA
                                                       James R. Showalter, CPA
                                                       -----------------------
                                                       Douglas K. Stacken, ISC

REPORT OF INDEPENDENT CERTIFILP PUBLIC ACCOUNTANTS
- --------------------------------------------------
To the Partners
Marionville III Family Housing, L.P.

We have audited the accompanying balance sheets of Marionville III Family Housing, L.P. (a Missouri limited partnership) FMHA Case No. :
29-055-431450564 as of December 31, 1993 and 1992, and the related statements of loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnerships management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing
standards.   Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marionville III Family Housing, L.P. as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Braunsdorf, Carlson and Clinkinbeard, C.P.A.'s, P.A.
Topeka, Kansas
February 2, 1994
15340A

ZINER & COMPANY, P.C.
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT
- ----------------------------

To the Partners of
300 Shawmut Avenue Limited Partnership

We have audited the accompanying balance sheets of 300 Shawmut Avenue Limited Partnership (a Massachusefts limited partnership) as of December 31, 1995 and 1994 and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the general partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 300 Shawmut Avenue Limited Partnership as of December 31, 1995 and 1994, and the results of its operations, its changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.



January 9, 1996

HUNTER & ADAMS, P.A.
Certified Public Accountants
4217 Baymeadows Road Suite 2
Jacksonville, Florida 32217
(904) 367-0852 Fax (904) 731-0352

INDEPENDENT AUDITOR'S REPORT
- ----------------------------
To the Partners
Liberty Center, Ltd.

We have audited the accompanying balance sheet of Liberty Center, Ltd. as of December 31, 1994 and 1993, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberty Center, Ltd. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


March 15, 1995
CURTIS W. CHRISTENSEN & CO.
Certified Public Accountants
109 South Main Street
Sheridan, Wyoming 82801

Sheridan (307) 674-6609
Fax #    (307) 674-7017

John P. Croff, C.P.A. 1922-1974
J. Gordon Macalister, C.P.A. 1916-1978
- --------------------------------------
Curtis W. Christensen, C.P.A.
Steven W. Rucki, C.P.A.

INDEPENDENT AUDITORS' REPORT
- ----------------------------
To the Partners
Platteville Apartments, A Limited Partnership
Sheridan, Wyoming 82801

We have audited the accompanying balance sheets of Platteville Apartments, A Limited Partnership, as of December 31, 1994 and 1993, and the related statements of operations and changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Platteville Apartments, A Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

CURTIS W. CHRISTENSEN & CO.
Page 2


our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 16 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Curtis W. Christensen & Co.
Certified Public Accountants
Sheridan, Wyoming
January 31, 1995

CURTIS W. CHRISTENSEN & CO.
Certified Public Accountants
109 South Main Street
Sheridan, Wyoming 82801

Sheridan (307) 674-6609
Fax #    (307) 674-7017

John P. Croff, C.P.A. 1922-1974
J. Gordon Macalister, C.P.A. 1916-1978
- --------------------------------------
Curtis W. Christensen, C.P.A.
Steven W. Rucki, C.P.A.

INDEPENDENT AUDITORS' REPORT
- ----------------------------
To the Partners
Belen Apartments, A Limited Partnership
Sheridan, Wyoming 82801

We have audited the accompanying balance sheets of Belen Apartments, A Limited Partnership, as of December 31, 1994 and 1993, and the related statements of operations, Partners, equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Belen Apartments, A Limited Partnership as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

CURTIS W. CHRISTENSEN & CO.
Page 2

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 15 and 16 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Curtis W. Christensen & Co.
Certified Public Accountants
Sheridan, Wyoming
January 31, 1995

CURTIS W. CHRISTENSEN & CO.
Certified Public Accountants
109 South Main Street
Sheridan, Wyoming 82801

Sheridan (307) 674-6609
Fax #    (307) 674-7017

John P. Croff, C.P.A. 1922-1974
J. Gordon Macalister, C.P.A. 1916-1978
- --------------------------------------
Curtis W. Christensen, C.P.A.
Steven W. Rucki, C.P.A.

INDEPENDENT AUDITORS' REPORT
- ----------------------------
To the Partners
Kersey Apartments, A Limited Partnership
Sheridan, Wyoming 82801

We have audited the accompanying balance sheets of Kersey Apartments, A Limited Partnership as of December 31, 1994 and 1993 and the related statements of operations, partners, equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant-estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kersey Apartments, A Limited Partnership as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

CURTIS W. CHRISTENSEN & CO.
Page 2

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 15 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Curtis W. Christensen & Co.
Certified Public Accountants
Sheridan, Wyoming
January 31, 1995

BRAUNSDORF, CARLSON AND CLINKINBEARD
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL ASSOCIATION

990 SW Fairlawn
Topeka, Kansas 66606-2384
(913) 272-3176 Fax (913) 272-2903

David L. Braunsdorf, CPA                               Gary D. Basom, CPA
Gerry F. Carlson, CPA                                  Marge S. Carlson, CPA
Steve Clinkinbeard, CPA                                Douglas W. Glenn, CPA
David N. Allison, CPA                                  Cynthia A. Henley, CPA
Michael E. Ruhlman, CPA                                Royce C. Janssen, CPA
D. Thad Sullivan, CPA                                  Cheryl J. Page, CPA
Kirk W. Wiesner, CPA                                   Denise J. Peterson, CPA
- ------------------------                               Steven A. Ridpath, CPA
Edward D. Fenton, Principal                            Michael D. Schirmer,CPA
                                                       James R. Showalter, CPA
                                                       -----------------------
                                                       Douglas K. Stacken, ISC

REPORT OF INDEPENDENT CERTIFILP PUBLIC ACCOUNTANTS
- --------------------------------------------------
To the Partners
Nebraska City Senior Housing, A Limited Partnership

We have audited the accompanying balance sheets of Nebraska City Senior Housing, A Limited Partnership (a Nebraska limited partnership) Case No. :
32-066-480999989 as of December 31, 1993 and 1992, and the related statements of loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nebraska City Senior Housing, A Limited Partnership as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Braunsdorf, Carlson and Clinkinbeard, CPA'S, P.A.
Topeka, Kansas
January 29, 1994
15332A
MUELLER & WALLA, P.C.
Certified Public Accountants
10714 MANCHESTER ROAD
SUITE 202
KIRKWOOD, MISSOURI 63122
(314) 822-6575

INDEPENDENT AUDITORS' REPORT
- ----------------------------

The Partners
Fredericktown Associates II, L.P.
Fredericktown, Missouri

We have audited the accompanying balance sheets of Fredericktown Associates II, L.P. (a limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the fmancial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall fmancial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fredericktown Associates II, L.P. as of December 31, 1994 and 1993, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included on page 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

Mueller & Walla, P.C.
Certified Public Accountants

February 1, 1995

MCMAHON, O'POLKA
GUELCHER & ASSOCIATES, INC.

Certified Public Accountants
Erie, Meadville, Franklin

516 West Tenth Street
Erie, Pennsylvania 16502-1352
(814) 459-1445
FAX   459-1924

INDEPENDENT AUDITOR'S REPORT
- ----------------------------

To the Partners
Blairview Associates Limited Partnership d/b/a/ Blairview Apartments

We have audited the accompanying balance sheets of Blairview Associates Limited Partnership d/b/a Blairview Apartments ("Blairview"), FmHA Project
No.:  44-032-221552215, as of December 31, 1993 and 1992, and the related statements of operations and partners' equity, and cash flows for the years then ended. Our responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blairview as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


MCMAHON, O'POLKA, GUELCHER & ASSOCIATES, INC.

Erie Pennsylvania
February 15, 1994

         American Affordable Housing II Limited Partnership

                           BALANCE SHEETS

                      March 31, 1996 and 1995




                                               1996           1995
                                               ----           ----

                               ASSETS

INVESTMENTS IN OPERATING LIMITED
  PARTNERSHIPS (notes A, D and E)             $4,153,171     $5,214,921

OTHER ASSETS
  Cash                                            34,944         26,751
  Note receivable (note C)                        78,875         95,375
  Other assets                                     7,849          7,849
                                               ---------      ---------
                                              $4,274,839     $5,344,896
                                               =========      =========



                  LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Due to affiliates (note B)                  $3,133,894     $2,643,572
  Accounts payable                                 3,500            471
                                               ---------      ---------

                                               3,137,394      2,644,043
                                               ---------      ---------
PARTNERS' CAPITAL (note A)
  Limited Partners
    Units of limited partnership interest
      consisting of 50,000 authorized units,
      $1,000 stated value per unit; issued
      and outstanding, 26,501 units            1,355,977      2,903,751

  General Partners                              (218,532)      (202,898)
                                               ---------      ---------
                                               1,137,445      2,700,853
                                               ---------      ---------
                                              $4,274,839     $5,344,896
                                               =========      =========



                         See notes to financial statements
                                - F-3 -
          American Affordable Housing II Limited Partnership

                       STATEMENTS OF OPERATIONS

                 Years ended March 31, 1996 and 1995





                                     1996          1995           1994

                                     ----          ----           ----
Income
  Interest income                $       783    $       520    $       223
  Miscellaneous income                     -          1,650          1,050
                                  ----------     ----------     ----------
                                         783          2,170          1,273
                                  ----------     ----------      ---------
Share of losses from operating
  limited partnerships (note A)   (1,047,309)    (1,392,030)    (1,579,365)

Expenses
  Professional fees                   39,192         35,661         28,268
  Amortization (note A)                    -              -          1,624
  General and administrative
    expense (note B)                  16,661         15,997         11,293
  Asset management fee (note B)      461,029        451,449        459,481
                                  ----------     ----------     ----------
                                  (1,564,191)    (1,895,137)    (2,080,031)
                                  ----------     ----------     ----------

          NET LOSS               $(1,563,408)   $(1,892,967)   $(2,078,758)
                                  ==========     ==========     ==========

Net loss allocated to general
  partners                          $(15,634)      $(18,930)      $(20,788)
                                     =======        =======        =======

Net loss allocated to limited
  partners                       $(1,547,774)   $(1,874,037)   $(2,057,970)
                                  ==========     ==========     ==========

Net loss per unit of limited
  partnership interest              $ (58.40)       $(70.72)       $(77.66)
                                      ======         ======         ======




                    See notes to financial statements


                                 - F-4 -
           American Affordable Housing II Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

               Years ended March 31, 1996, 1995 and 1994





                                  Limited         General
                                  Partners        Partners      Total
                                  --------        --------      -----

Partners' capital,
  March 31, 1993                $6,835,758       $(163,180)  $6,672,578

Net loss                        (2,057,970)        (20,788)  (2,078,758)
                                 ---------        --------    ---------
Partners' capital,
  March 31, 1994                 4,777,788        (183,968)   4,593,820

Net loss                        (1,874,037)        (18,930)  (1,892,967)
                                 ---------        --------    ---------
Partners' capital,
  March 31, 1995                 2,903,751        (202,898)   2,700,853

Net loss                        (1,547,774)        (15,634)  (1,563,408)
                                 ---------        --------    ---------
Partners' capital,
  March 31, 1996                $1,355,977       $(218,532)  $1,137,445
                                 =========         =======    =========



















                      See notes to financial statements

                                   - F-5 -
            American Affordable Housing II Limited Partnership

                         STATEMENTS OF CASH FLOWS
                 Years ended March 31, 1996, 1995 and 1994

                                           1996        1995        1994
                                           ----        ----        ----
Cash flows from operating activities
  Net loss                           $(1,563,408)$(1,892,967)$(2,078,758)
  Adjustments to reconcile net
  loss to net cash provided by
  (used in) operating activities
    Cash flows from operating
      limited partnerships                14,441       7,560       7,388
    Share of losses from operating
      limited partnerships             1,047,309   1,392,030   1,579,365
    Amortization                               -           -       1,624
    Increase in accounts payable           3,029         471           -
    Increase in due to affiliates        490,322     601,411     481,345
                                      ----------  ----------  ----------
        Net cash provided by
          (used in) operating activities  (8,307)    108,505      (9,036)
                                      ----------  ----------  ----------
Cash flows from investing activities
  Repayment of tax credit adjusters
    by operating limited partnerships          -           -      20,857
  Advance to an operating limited partnership  -    (100,375)          -
  Repayment by an operating
    limited partnership                   16,500       5,000           -
                                      ----------  ----------  ----------
        Net cash provided by (used in)
          investing activities            16,500     (95,375)     20,857
                                      ----------  ----------  ----------
          NET INCREASE IN CASH             8,193      13,130      11,821
Cash, beginning                           26,751      13,621       1,800
                                      ----------  ----------  ----------
Cash, ending                         $    34,944 $    26,751 $    13,621
                                      ==========  ==========  ==========
Supplemental schedule of noncash
investing and financing activities

The partnership has increased its
investments in operating limited
partnerships for amounts required to be
reversed by the operating limited
partnerships for low income tax credits
not generated by the operating limited
partnerships                            $      -    $(20,857)   $      -
                                         =======     =======     =======

                           See notes to financial statements
                                      - F-6 -
        American Affordable Housing II Limited Partnership

                   NOTES TO FINANCIAL STATEMENTS

                   March 31, 1996, 1995 and 1994

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

American Affordable Housing II Limited Partnership (the "partnership") was ormed under the laws of the Commonwealth of Massachusetts on May 13, 1987, for the purpose of acquiring, holding, and disposing of limited partnership interests in operating limited partnerships which were established to acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated apartment complexes which qualify for the Low-Income Housing Tax Credit established by the Tax Reform Act of 1986. Certain of the apartment complexes may also qualify for the Historic Rehabilitation Tax Credit for their rehabilitation of certified historic structures; accordingly, the apartment complexes are restricted as to rent charges and operating methods and are subject to the provisions of Section 42(g)(2) of the Internal Revenue Code relating to the rehabilitation investment credit. The general partners of the partnership are Boston Capital Associates Limited Partnership and Boston Capital Associates.

In accordance with the limited partnership agreement, profits, losses and cash flow (subject to certain priority allocations and distributions) and tax credits are allocated 99% to the limited partners and 1% to the general partners.

Pursuant to the Securities Act of 1933, the partnership filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective September 21, 1987, which covered the offering (the "Public Offering") of the partnership's units of limited partnership interest, as well as the units of limited partnership interest offered by American Affordable Housing I, III, IV and V Limited Partnerships. The partnership registered 50,000 units of limited partnership interest at $1,000 each unit for sale to the public. During 1988, the partnership sold 26,501 units of limited partnership interest, representing $26,501,000 of capital contributions.

Organization Costs
- ------------------

Organization costs were amortized on the straight-line method over sixty months.

Investments in Operating Limited Partnerships
- ---------------------------------------------

The partnership accounts for its investments in operating limited partnerships using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each operating partnership's results of operations and for any distributions received or accrued. However, the partnership recognizes an individual operating

                              - F-7 -
        American Affordable Housing II Limited Partnership

            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     31, 1996, 1995 and 1994

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (Continued)

partnership's losses only to the extent of capital contributions and acquisition expenses. Unrecognized losses will be suspended and offset againstfuture individual operating partnerships' income.

Income Taxes
- ------------

No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

Fiscal Year
- -----------

For financial reporting purposes, the partnership uses a March 31 year-end, whereas for income tax reporting purposes, the partnership uses a calendar year. The operating limited partnerships use a calendar year for both financial and income tax reporting.

Net Loss per Unit of Limited Partnership Interest
- -------------------------------------------------

Net loss per unit of limited partnership interest is calculated based upon the number of units outstanding. For each of the three years in the period ended March 31, 1996, 26,501 units were outstanding.

Use of Estimates
- ----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Statements Not Yet Adopted
- --------------------------------------------

In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995, with earlier application permitted. SFAS No. 121 addresses

                                    - F-8 -

        American Affordable Housing II Limited Partnership

            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 1996, 1995 and 1994

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (Continued)

the accounting for long-lived assets and certain identifiable intangibles to be held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The partnership will adopt SFAS No. 121 on April 1, 1996, as required. Adopting SFAS No. 121 is not expected to have a significant effect on the partnership's financial statements.

NOTE B - RELATED PARTY TRANSACTIONS

During the years ended March 31, 1996, 1995 and 1994, the partnership entered into several transactions with various affiliates of the general partners, including Boston Capital Partners, Inc. and Boston Capital Communications Limited Partnership, as follows:


General and administrative expenses of $3,665, $931 and $1,079 incurred by Boston Capital Communications Limited Partnership and Boston Capital Partners, Inc. were charged to operations during the years ended March 31, 1996, 1995 and 1994, respectively. At March 31, 1996 and 1995, the unpaid general and administrative expenses totaled $17,954 and $16,473, respectively.

During the year ended March 31, 1995, Boston Capital Partners advanced the partnership $34,042 in order to fund professional fees and obligations. The advance is noninterest-bearing and due on demand. This amount remains payable at March 31, 1996 and 1995. During the years ended March 31, 1996 and 1995, Boston Capital Communications Limited Partnership advanced the partnership $34,100 and $10,015, respectively, in order to fund professional fees and obligations. In addition, during the year ended March 31, 1995, Boston Capital Communications Limited Partnership advanced the partnership $100,375 in order to fund an advance made to an operating limited partnership as more fully described in note C. The partnership repaid the affiliate $16,500 and $5,000 during the fiscal year ended March 31, 1996, and 1995, respectively. At March 31, 1996 and 1995, due to affiliates includes $122,990 and $105,390. The advance is noninterest-bearing and due on demand.

An annual asset management fee based on 0.5 percent of the aggregate cost of all apartment complexes acquired by the operating limited partnerships has been accrued as payable to Boston Capital Communications Limited Partnership. The aggregate cost is comprised of the capital contributions made by the partnership to the operating limited partnership and 99% of the permanent financing at the operating limited partnership level. At March 31, 1996 and 1995, the unpaid asset management fees totaled $2,958,908 and $2,487,667,

                              - F-9 -
        American Affordable Housing II Limited Partnership

            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 1996, 1995 and 1994

NOTE B - RELATED PARTY TRANSACTIONS (Continued)

respectively. The fee is payable without interest as sufficient funds become available. The asset management fees charged to operations during the years ended March 31, 1996, 1995 and 1994 were $471,241, $471,241 and $471,241, respectively, which are netted with reporting fees paid by the operating limited partnerships. For the years ended March 31, 1996, 1995 and 1994, the amount of reporting fees paid by the operating limited partnership was $10,212, $19,792 and $11,760, respectively.

NOTE C - NOTE RECEIVABLE

Note receivable consists of an advance made to an operating limited partnership during the fiscal year ended March 31, 1995 in the original amount of $100,375. Annual payments of principal and interest shall be made from available cash flow. The note is secured by a second mortgage on the property owned by the operating limited partnership, which bears interest at 6% per annum and is due December 31, 1997. During the fiscal year ended March 31, 1996 and 1995, $16,500 and $5,000, respectively, was repaid and $78,875 remains payable at March 31, 1996. The carrying amount of the note receivable approximates fair value as of March 31, 1996.

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At March 31, 1996 and 1995, the partnership has limited partnership equity interests in 50 and 51 operating limited partnerships, respectively, which own apartment complexes. During September 1995, the partnership disposed of their limited partnership interest in one of the operating limited partnerships.


Under the terms of the partnership's investment in each operating limited partnership, the partnership was required to make capital contributions to the operating limited partnerships. These contributions were payable in installments over several years upon each operating limited partnership achieving specified levels of construction and/or operations. All contributions have been made to the operating limited partnerships as of March 31, 1996 and 1995. The partnership has no further obligation to make any additional contributions.








                                 - F-10 -
         American Affordable Housing II Limited Partnership

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1996, 1995 and 1994

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

The partnership's investments in operating limited partnerships at March 31, 1996 and 1995 are summarized as follows:

                                                        1996        1995
                                                        ----        ----
  Capital contributions paid to operating
    limited partnerships, net of tax
     credit adjusters of $213,468 and
     $213,468, respectively                          $19,473,665 $19,473,665

  Acquisition costs of operating
    limited partnerships                               2,492,705   2,492,705
  Cumulative losses from operating
    limited partnerships                             (17,755,545)(16,708,236)
  Cumulative distributions from
    operating limited partnerships                       (57,654)    (43,213)
                                                      ----------  ----------

  Investment per balance sheet                         4,153,171   5,214,921

  Acquisition costs not included in net
    assets of operating limited
    partnerships                                        (122,748)   (124,060)
  Loss from operating limited partnerships
    of $253,315 and $875,460 for the three
    months ended March 31, 1990 and 1989
    which the operating limited partnerships
    have not included in partners' capital             1,128,775   1,128,775
  Tax credit adjusters not accounted for
    in net assets of operating limited
    partnerships                                        (121,349)   (121,349)
  Cumulative losses of operating limited
    partnerships not recognized under the
    equity method of accounting                       (3,233,770) (3,334,984)
  Other adjustments                                     (193,307)    (84,298)
                                                      ----------  ----------
  Equity per operating limited
    partnerships' combined financial
    statements                                       $ 1,610,772 $ 2,679,005
                                                      ==========  ==========


                               - F-11 -

The combined summarized balance sheets of the operating limited partnerships at December 31, 1995 and 1994 are as follows:

                      COMBINED SUMMARIZED BALANCE SHEETS

                                                      1995          1994
                                                      ----          ----

                                    ASSETS

  Buildings and improvements, net of
    accumulated depreciation of
    $22,649,944 and $20,818,360                   $67,449,252    $74,867,469

  Land                                              4,449,946      5,358,612

  Other assets                                      5,561,997      6,005,243
                                                   ----------     ----------

                                                  $77,461,195    $86,231,324
                                                   ==========     ==========

                       LIABILITIES AND PARTNERS' CAPITAL

  Mortgages payable                               $69,864,238    $76,206,951

  Accounts payable and accrued
    expenses                                        2,614,244      2,573,529

  Other liabilities                                 2,238,330      3,296,296
                                                   ----------     ----------
                                                   74,716,812     82,076,776
                                                   ----------     ----------
  PARTNERS' CAPITAL
    American Affordable Housing II
      Limited Partnership                           1,610,772      2,679,005

  Other partners                                    1,133,611      1,475,543
                                                   ----------     ----------

                                                    2,744,383      4,154,548
                                                   ----------     ----------

                                                  $77,461,195    $86,231,324
                                                   ==========     ==========





                               - F-12 -
         American Affordable Housing II Limited Partnership

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1996, 1995 and 1994

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
         (Continued)

  The combined summarized statements of operations of the operating limited partnerships for the years ended December 31, 1995, 1994 and 1993 are as follows:

                     COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                            1995        1994      1993
                                            ----        ----      ----
  Revenue
    Rental                             $ 9,835,175 $11,419,864 $11,575,619
    Interest and other                     551,831     580,081     443,388
                                        ----------  ----------  ----------

                                        10,387,006  11,999,945  12,019,007
                                        ----------  ----------  ----------
  Expenses
    Interest                             3,215,662   4,848,518   5,513,152
    Depreciation and amortization        3,054,807   3,288,332   3,381,066
    Taxes and insurance                  1,458,100   1,449,573   1,497,092
    Repairs and maintenance              1,707,222   1,425,577   1,312,835
    Operating expenses                   3,491,717   3,885,811   3,371,740
                                        ----------  ----------  ----------

                                        12,927,508  14,897,811  15,075,885
                                        ----------  ----------  ----------

      NET LOSS                         $(2,540,502)$(2,897,866)$(3,056,878)
                                        ==========  ==========  ==========
  Net loss allocated to American
    Affordable Housing II
    Limited Partnership*               $(2,342,459)$(2,765,480)$(2,313,872)
                                        ==========  ==========  ==========

  Net loss allocated to other
    partners                             $(198,043)  $(132,386)  $(743,006)
                                          ========    ========    ========

 * Amounts include $1,295,150, $1,373,450 and $734,507 for the years ended December 31, 1995, 1994, and 1993, respectively, of loss not recognized under the equity method of accounting as described in note A.



                              - F-13 -
        American Affordable Housing II Limited Partnership

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1996, 1995 and 1994



NOTE E - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO TAX RETURN

   The partnerships' net loss for financial reporting and tax return purposes is reconciled as follows:

                                                  Year ended March 31,
                                                  --------------------
                                           1996        1995       1994
                                           ----        ----       ----
  Net loss for financial reporting
    purposes                           $(1,563,408)$(1,892,967)$(2,078,758)

  Operating limited partnership
    rents received in advance                2,695           -        (185)

  Related party expenditures                78,092      87,804      42,601


  Asset management fee not
    deductible for tax purposes
    until paid                             452,569     471,241     471,241

  Excess of tax depreciation over
    book depreciation on operating
    limited partnership assets            (435,751)   (404,280)   (368,987)

  Difference due to fiscal year
    for book purposes and calendar
    year for tax purposes                  463,144      20,334      41,058

  Operating limited partnership net
    loss not allowed for financial
    reporting under equity method       (1,295,150) (1,373,450)   (734,507)

  Suspended losses removed upon
    disposition of investment in
    operating limited partnership        1,396,364           -           -

  Other                                    360,055     (24,378)    204,793
                                        ----------  ----------  ----------

  Net loss for income tax
    purposes                           $  (541,390)$(3,115,696)$(2,422,744)
                                        ==========  ==========  ==========

                               - F-14 -
         American Affordable Housing II Limited Partnership

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1996, 1995 and 1994




NOTE E - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO TAX RETURN
(Continued)

  The differences between the investments in operating limited partnerships for tax purposes and financial statement purposes are primarily due to the differences in the losses not recognized under the equity method of accounting, the three-month period due to fiscal year reporting and the historic tax credits taken for income tax purposes. At March 31, 1996 and 1995, the differences are as follows:

                                             1996        1995
                                             ----        ----
    Investment in operating limited
      partnerships - tax basis             $  476,911 $  986,082

    Add back cumulativelosses not
      recognized under the equity method    3,233,770  3,334,984

    Estimated share of loss of
      $253,315 and $875,460 for
      the three months ended
      March 31, 1990 and 1989 due
      to fiscal year reporting             (1,128,775)(1,128,775)

    Historic tax credits - cumulative         623,566    623,566

    Other                                     947,699  1,399,064
                                            ---------  ---------

    Investment in operating limited
      partnerships - as reported           $4,153,171 $5,214,921
                                            =========  =========











                              - F-15 -

                  FINANCIAL STATEMENTS AND INDEPENDENT
                            AUDITORS' REPORT

                RIVERPLACE APARTMENTS LIMITED PARTNERSHIP

                        DECEMBER 31, 1995 AND 1994

                              C O N T E N T S

                                                    PAGE

INDEPENDENT AUDITORS' REPORT                          3

FINANCIAL STATEMENTS

  BALANCE SHEETS                                    4-5

  STATEMENT OF OPERATIONS                             6

  STATEMENT OF PARTNERS' EQUITY (DEFICIT)             7

  STATEMENT OF CASH FLOWS                             8

  NOTES TO FINANCIAL STATEMENTS                     9-14

SUPPLEMENTAL INFORMATION
  SCHEDULES OF RENTING, ADMINISTRATIVE,
   OPERATING, MAINTENANCE, TAXES AND
    INSURANCE, AND INTEREST EXPENSE                 15-17
                     ALLARD, ALLARD, TRIGGS & COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                               259 PAGE BOULEVARD
                        SPRINGFIELD, MASSACHUSETTS 01104
                                     ------
                           TELEPHONE: (413) 785-1414
                              FAX: (413) 739-9618
COLLEEN E. ALLARD, C.P.A.
ROGER D. ALLARD, C.P.A.
BARRY W. CROWLEY, C.P.A.                 MARTIN R. TRIGGS, C.P.A. - 1947-1980


                       INDEPENDENT AUDITORS' REPORT


To the Partners
  Riverplace Apartments Limited Partnership

We have audited the accompanying balance sheet of Riverplace Apartments Limited Partnership as of December 31, 1995 and 1994 and the related statements of operations, partners' equity, and cash flows for the years then ended. The financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverplace Apartments Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary schedules on pages 13-15 are presented only for analysis purposes and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements. All information included in the schedules is the representation of the management of Riverplace Apartments Limited Partnership. We did not become aware of any material modifications that should be made to this supplementary information.

January 31, 1996

                RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                             BALANCE SHEETS
                       DECEMBER 31, 1995 AND 1994

                                  ASSETS
                                             1995        1994
CURRENT ASSET                                ----        ----
  Cash                                   $    1,087  $    8,764
  Accounts Receivable - Tenants               9,026       6,950
  Accounts Receivable Subsidy                23,838      19,755
  Miscellaneous Receivable                      721       1,984
  Prepaid Insurance                          22,473      14,375
                                          ---------   ---------
     Total Current Assets                    57,145      51,828
                                          ---------   ---------
RESTRICTED DEPOSITS AND FUNDED RESERVES
  Tenants' Security Deposits                 14,209      16,355
  Replacement Reserve Escrow                    459      25,547
                                          ---------   ---------
                                             14,668      41,902
                                          ---------   ---------
RENTAL PROPERTY - AT COST
  Buildings                               6,361,051   6,361,051
  Furniture and Equipment                   343,669     290,604
  Motor Vehicles                              1,063
                                          ---------   ---------
                                          6,705,783   6,651,655
  Less Accumulated Depreciation           1,282,153   1,096,806
                                          ---------   ---------
                                          5,423,630   5,554,849
                                          ---------   ---------
  Land                                      175,260     175,260
                                          ---------   ---------
OTHER ASSETS
  Organization Costs, Less Accum. Amort.
  of $90,795 (1995) and $87,646 (1994)       49,729      52,878
                                          ---------   ---------
                                         $5,720,432  $5,876,717
                                          =========   =========












     The accompanying notes are an integral part of these statements.

                RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                             BALANCE SHEETS
                       DECEMBER 31, 1995 AND 1994

                     LIABILITIES AND PARTNERS' EQUITY


                                             1995        1994
CURRENT LIABILITIES                          ----        ----
  Accounts Payable - Trade               $  116,039  $   53,598
  Current Maturities of Long-Term Debt       53,500      53,500
  Accrued Expenses                           68,438      63,384
                                          ---------   ---------
     Total Current Liabilities              237,977     170,482
                                          ---------   ---------
DEPOSIT LIABILITY
  Tenants' Security Deposits                 12,381      12,479
                                          ---------   ---------
LONG-TERM LIABILITIES
  Mortgage Payable                        4,251,693   4,304,403
  Less Current Maturities                (   53,500) (   53,500)
                                          ---------   ---------
                                          4,198,193   4,250,903
                                          ---------   ---------
  Due To Related Parties                     67,808      42,294
                                          ---------   ---------
     Total Liabilities                    4,516,359   4,476,158

PARTNERS' EQUITY                          1,204,073   1,400,559
                                          ---------   ---------
                                         $5,720,432  $5,876,717
                                          =========   =========



















     The accompanying notes are an integral part of these statements.

                RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                         STATEMENT OF OPERATIONS
                       DECEMBER 31, 1995 AND 1994


                                             1995        1994
Revenue                                      ----        ----
  Rents                                 $ 1,054,100 $ 1,118,132
  Laundry and Miscellaneous Income            4,518       1,716
  Interest Income                               997       1,804
                                          ---------   ---------
                                          1,059,615   1,121,652
                                          ---------   ---------
Expenses
  Renting                                     6,849       3,617
  Administrative                             83,578      82,645
  Management Fee                             63,164      67,192
  Operating                                 279,930     230,260
  Maintenance                                87,237      58,234
  Taxes                                      13,289      31,802
  Insurance                                 105,704      89,960
  Interest on Mortgage                      427,638     432,930
  Other Interest                                216         179
  Depreciation and Amortization             188,496     183,455
                                          ---------   ---------
                                          1,256,101   1,180,274
                                          ---------   ---------
Net Loss From Rental Operations         $(  196,486)$(   58,622)
                                          =========   =========






















     The accompanying notes are an integral part of these statements.

                RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                      STATEMENT OF PARTNERS' EQUITY
                       DECEMBER 31, 1995 AND 1994


                                           General     Limited
                                Total     Partners     Partner
                                -----     --------     -------

Partners' Equity            $   960,438   $ 24,068  $   936,370

Payment Of Subscription
  Receivable                  1,216,000               1,216,000

Distributions (Note F)       (   28,736)  (  4,073)  (   24,663)

Cumulative Net (Loss)        (  554,979)  (  5,550)  (  549,429)
                              ---------    -------    ---------
Partners' Equity
  December 31, 1993           1,592,723     14,445    1,578,278

Distributions                (  133,542)  (133,542)

Net (Loss) 1994 (Note G)     (   58,622)  (    586)  (   58,036)
                              ---------    -------    ---------
Partners' Equity
  December 31, 1994           1,400,559   (119,683)   1,520,242

Net (Loss) 1995 (Note G)     (  196,486)  (  1,965)  (  194,521)
                              ---------    -------    ---------
Partners' Equity
  December 31, 1995         $ 1,204,073  $(121,648) $ 1,325,721
                              =========    =======    =========

Percentage (Note F)                100%          1%         99%
                                   ====        ====        ====














     The accompanying notes are an integral part of these statements.

                 RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                          STATEMENT OF CASH FLOWS
                   YEARS ENDED DECEMBER 31, 1995 AND 1994
                                                  1995        1994
                                                  ----        ----
Cash Flow From Operating Activities
  Net Loss                                     $(196,486)  $( 58,622)
  Adjustments to Reconcile Net Loss
  to Net Cash Provided (Used) By
  Operating Activities
    Depreciation                                 185,347     180,306
    Amortization                                   3,149       3,149
    (Increase) Decrease in Accounts
    Receivable - Tenant                         (  2,076)   (  3,094)
    (Increase) Decrease in Accounts
    Receivable - Subsidy                        (  4,083)     55,017
    (Increase) Decrease in Miscellaneous
    Receivables                                    1,263    (    869)
    (Increase) Decrease in Prepaid Insurance    (  8,098)   (  1,604)
    Increase (Decrease) in Accounts Payable       62,441      37,526
    Increase (Decrease) in Accrued Expenses        5,054       5,099
    Net Security Deposits Received (Paid)          2,048    (    762)
                                                 -------     -------
       Net Cash Provided (Used) by
          Operating Activities                    48,559     216,146
                                                 -------     -------
Cash Flows From Investing Activities
  Deposits To Reserve For Replacements          ( 21,775)   ( 62,584)
  Withdrawals From Reserves                       46,863     106,527
  Purchase of Fixed Assets                      ( 54,128)   ( 35,378)
                                                 -------     -------
       Net Cash Used in Investing
          Activities                            ( 29,040)      8,565
                                                 -------     -------
Cash Flows From Financing Activities
  Increase (Decrease) in Related Party Debt       25,514    ( 81,142)
  Repayment of Long-Term Debt                   ( 52,710)   ( 50,767)
  Distribution to General Partners                          (133,542)
                                                 -------     -------
       Net Cash Provided by (Used In)
          Financing Activities                  ( 27,196)   (265,451)
                                                 -------     -------
Net Increase (Decrease) in Cash Equivalents     (  7,677)   ( 40,740)
Cash and Equivalents, Beginning of Year            8,764      49,504
                                                 -------     -------
Cash and Equivalents, End of Year              $   1,087   $   8,764
                                                 =======     =======
Supplemental Schedule of Cash Flow
  Information:
    Cash Paid During The Year For
     Interest                                  $ 428,299   $ 433,510
                                                 =======     =======
       The accompanying notes are an integral part of these statements.

                RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                      NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1995


NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

Capitalization and Depreciation
- --------------------------------
Land, buildings and improvements are recorded at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are to be reduced by the related costs and accumulated depreciation. The resulting gains and losses are to be reflected in the statement of operations.

Amortization
- ------------
Mortgage costs are amortized above the term of the mortgage loan using the effective interest method.

Pre-opening and organization costs are amortized over sixty months using the straight-line method.

Income Taxes
- ------------
No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

NOTE B - ORGANIZATION

Riverplace Apartments Limited Partnership was organized under the laws of the State of Massachusetts on March 11, 1988, for the purpose of acquiring and operating a 100-unit low income residential apartment project known as Riverplace Apartments Limited Partnership located in Holyoke, Massachusetts at:


         292-298 Elm Street            22-24 Northeast Street
         298-300 Chestnut Street       532 South Bridge Street
         302-304 Chestnut Street       527 South Summer Street
         82-82 1/2 Park Street         177-185 West Street
         44 Lyman Street

                RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1995


NOTE C - PARTNERS' CAPITAL CONTRIBUTIONS

The partnership has three general partners - Mark A. Berezin, Herbert G. Berezin, and Stephen L. Berezin, and one investor limited partner - American Affordable Housing II Limited Partnership. As of December 31, 1995 and 1994, each general partner and the investor limited partner have made capital contributions of $3 and $2,186,118 respectively.

NOTE D - LONG-TERM DEBT

Long-Term Debt
- --------------
The mortgage loan is $4,500,000 with interest and principal payable for 30 years. The interest rate for the first 3 years after the conversion date shall be the greater of the 3 year United States Treasury Note Rate in Effect on the conversion date plus 2.5% per annum or 10% per annum. The rate shall be adjusted every 3 years to a rate equal to 2.5% plus the then 3 year treasury note rate in effect. The current interest rate is 10%.

The partnership buildings are pledged as collateral for the mortgage.

The mortgage loan is nonrecourse debt by deeds of trust on the related real estate.

Aggregated maturities of long-term debt for the next five years are as follows:

                   1996                     $ 53,500
                   1997                     $ 55,500
                   1998                     $ 57,500
                   1999                     $ 59,500
                   2000                     $ 61,500


In accordance with the Housing Authority agreement, a reserve for replacements is to be funded $21,143 annually. In 1995, the account was funded $21,775 including interest.

                RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1995


NOTE E - TRANSACTIONS WITH THE AFFILIATES AND RELATED PARTIES

Acquisition Costs
- -----------------
The partnership acquired land and buildings for $1,732,802 in 1988, from a partnership owned by the general partners. These costs have been capitalized into the basis of the real estate.

Management Fees
- ---------------
In accordance with the partnership agreement, the partnership paid Marken Properties, Inc., a related party of general partners, management fees of $63,164 and $67,192 in 1995 and 1994 for services rendered in connection with the leasing and operation of the project. The fee for its services is equal to approximately 6% of the project's rental income.

Annual Investor Service Fee
- ---------------------------
An annual investor service fee of $5,500 is payable to Boston Capital Communication, Inc., an affiliate of American Affordable Housing II Limited Partnership, an investor limited partner which holds a 99% interest in the partnership, for services to be rendered in reporting to the investor limited partner. For the years ended December 31, 1995 and 1994, $5,500 was charged to operations.

Development Fee
- ---------------
The partnership has incurred and paid a development fee of $1,596,410 to HMSB Inc., a corporation wholly owned by the general partners, for services rendered to the partnership for overseeing the construction of the project.

                RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            DECEMBER 31, 1995

NOTE E - TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES
         (CONTINUED)

Amounts Due to Related Parties
- ------------------------------
Amounts due to related parties and affiliates at December 31, 1995 and 1994, are as follows:
                                               1995          1994
                                               ----          ----
Interstate Plumbing and Heating  Inc.,
related party of the general partners,
for operating supplies.                        9,413         9,367

Hampden  Contractors Inc.,  a  related
party of the general partners for  oil
and heating contract service.                 21,612        13,874

Marken  Properties  Inc.,   a  related
party  of  the  general  partners  for
management     fees    and     general
administrative expense.                       36,783        19,053
                                             -------       -------
                                           $  67,808     $  42,294
                                             =======       =======

The three limited partners own 100% of the outstanding stock of several companies which provide services to the project, including management of the premises. During 1995, the total amount paid or accrued by the partnership to the related parties for goods and services approximated $182,880.

NOTE F - PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS

All profits and losses prior to the first date on which an investor limited partner was admitted were allocated 1% to the general partners and 99% to the special limited partner capital. Upon admission of the additional limited partner, the interest of the special limited partner was reduced to zero. Distributable cash flow is payable annually, first to the payment of the investor service fee, next to any accrued and unpaid annual Partnership Management fee and next 50% to the Investment Limited Partners and 50% to the General Partners.

Distributable cash flow is defined in the partnership agreement as the sum of all cash receipts less disbursements for operating activities, including the annual investor service fee.

In accordance with the proposed regulatory agreement, the annual distribution is limited to $2,700, and is cumulative. Further, that until the fifteenth anniversary of the admission date, all cash flow shall be paid into a reserve

                RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1995


NOTE F - PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS
         (CONTINUED)

account to fund the cost of paying increased debt service on the mortgage due to rate increases and costs of refinancing. Any funds remaining in the reserve account shall be disbursed to the partners on the fifteenth anniversary or at any earlier time approved by Boston Capital and the general partners. A special distribution of $4,073 was made to the General Partners in 1989.

Distributable cash flow is payable as follows:

  1. 50% to the investor limited partner and 50% to the general partners.

Gain, if any, from a sale or refinancing is allocable as follows:

1. To all partners having negative balances in their capital accounts prior to the distribution of any sale or refinancing proceeds, an amount of such gain to increase their negative balance to zero;

2. To partners who have received or will receive a distribution of sale or refinancing proceeds in excess of their capital accounts, an amount of such gain, if any, equal to such excess; and

3. The remainder of such gain, if any, 50% to the limited partners and 50% to the general partners.

Loss from a sale or refinancing are allocable, first to all partners having positive balances, until the positive balances equal zero, the remaining loss, if any to the general partners.

During 1990, the Investor Limited Partner reduced its capital contribution by $24,663 to reflect low income housing credit realized for the year ended December 31, 1989.

NOTE G - TAXABLE INCOME (LOSS)

  A reconciliation of financial statement net earnings (loss) to taxable income (loss) of the partnership for the years ended December 31, 1995 and 1994 are as follows:

                                             1995           1994
                                             ----           ----
    Financial statement net earnings
      (loss)                              $(196,486)    $( 58,622)

    Adjustments
      Excess of depreciation for income
        tax purposes over financial
        reporting purposes                 ( 84,078)     ( 79,951)
                                            -------       -------
    Taxable income (loss) as
      shown on tax return                 $(280,564)    $(138,573)
                                            =======       =======

                         SUPPLEMENTAL INFORMATION

                RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
      SCHEDULES OF RENTING, ADMINISTRATIVE, OPERATING, MAINTENANCE,
               TAXES AND INSURANCE, AND INTEREST EXPENSES
                 YEARS ENDED DECEMBER 31, 1995 AND 1994


                                             1995        1994
                                             ----        ----
Renting Expenses
  Collections                              $   1,187   $   1,209
  Credit Check                                   820         627
  Miscellaneous                                4,842       1,781
                                            --------    --------
                                           $   6,849   $   3,617
                                            ========    ========
Administrative Expenses
  Office Salaries and Fringe Benefits      $  39,605   $  34,079
  Office Expense                              11,954      12,867
  Legal                                        4,835       4,811
  Auditing                                     7,500       7,500
  Telephone                                    4,672       3,977
  Accounting Fee                               5,500       5,500
  Computer Fees                                1,921       2,205
  Advertising                                    391
  Miscellaneous                                7,200      11,706
                                            --------    --------
                                           $  83,578   $  82,645
                                            ========    ========
Management Fee                             $  63,164   $  67,192
                                            ========    ========
Operating Expenses
  Maintenance Wages & Fringe Benefits      $  66,595   $  65,245
  Cleaning Supplies & Contract                12,937       3,007
  Fuel/Oil                                    49,395      53,530
  Electricity                                 26,832      24,681
  Water and Sewer                            113,864      65,621
  Exterminating                                1,097       7,817
  Garbage and Trash                            9,210      10,359
                                            --------    --------
                                           $ 279,930   $ 230,260
                                            ========    ========

                RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
      SCHEDULES OF RENTING, ADMINISTRATIVE, OPERATING, MAINTENANCE,
         TAXES AND INSURANCE, AND INTEREST EXPENSES - CONTINUED
                 YEARS ENDED DECEMBER 31, 1995 AND 1994



                                             1995        1994
                                             ----        ----
Maintenance Expenses
  Grounds Supplies                        $      48   $      39
  Grounds Contract                              117
  Repairs Material                           28,911      13,958
  Repairs Contract                           27,146      17,538
  HVAC Repairs and Maintenance               11,773      10,434
  Snow Removal                                1,147       1,885
  Decorating Supplies                         7,857       4,127
  Decorating Contract                         5,675       5,265
  Vehicle/Maintenance Equipment               4,563       4,627
  Appliances                                                361
                                           --------    --------
                                          $  87,237   $  58,234
                                           ========    ========
Taxes and Insurance Expense
  Real Estate Taxes                       $  13,289   $  31,802
  Property Insurance                        105,704      89,960
                                           --------    --------
                                          $ 118,993   $ 121,762
                                           ========    ========
Interest Expense
  Interest on First Mortgage              $ 427,638   $ 432,930
  Other Interest                                216         179
                                           --------    --------
                                          $ 427,854   $ 433,109
                                           ========    ========



                                             American Affordable Housing II Limited Partnership
                                           Schedule III - Real Estate and Accumulated Depreciation
                                                              March 31, 1996

                                                  Subsequent
                              Initial             capitalized    Gross amount at which
                           cost to company          Costs**    carried at close of period
                           ---------------        -----------  --------------------------

                                       Buildings                          Buildings                Accum.     Con-    Acq-   Depre-
                Encum-                  and im-    Improve-                and im-                 Depre-     struct  uired ciation
Description     brances     Land       provements   ments      Land       provements   Total       ciation    Date    Date   Life
- -----------------------------------------------------------------------------------------------------------------------------------
Anthony Garden
Apartments      3,890,599   501,332    2,632,779   1,726,182   501,322    4,358,961    4,860,283   924,005     3/89   10/88  5-50

Belen Apts.     1,486,965    54,000    1,468,653     475,888    79,000    1,944,541    2,023,541   505,606     12/88  12/88  5-27.5

Blairview
Associates      1,438,040    80,814    1,705,626       1,804    80,814    1,707,430    1,788,244   584,362     12/88   3/89  5-27.5

Bloomfield
Associates        370,609    11,500      466,419       3,999    11,500      470,418      481,918   141,107     6/88    6/88  5-27.5

Boardman Lake
Apartments        981,649    60,200      590,096     665,502    60,200    1,255,598    1,315,798   374,718     5/89   10/88  5-27.5
Bowdoinham
Associates      1,285,244    95,132      966,112     679,356    65,132    1,645,468    1,710,600   420,828    5/89   11/88   5-27.5

Brewton Ltd.      957,690    72,500    1,211,379       4,023    72,500    1,215,402    1,287,902   363,415     6/88    8/88  5-27.5


                                             American Affordable Housing II Limited Partnership
                                           Schedule III - Real Estate and Accumulated Depreciation
                                                              March 31, 1996

                                                  Subsequent
                              Initial             capitalized    Gross amount at which
                           cost to company          Costs**    carried at close of period
                           ---------------        -----------  --------------------------

                                       Buildings                          Buildings                Accum.     Con-    Acq-   Depre-
                Encum-                  and im-    Improve-                and im-                 Depre-     struct  uired ciation
Description     brances     Land       provements   ments      Land       provements   Total       ciation    Date    Date   Life
- -----------------------------------------------------------------------------------------------------------------------------------
Bridgeview        775,605    12,000    1,012,110           0    12,000    1,012,110    1,024,110   342,245     5/88    8/88  5-27.5

Brookhollow
Manor, Ltd.       899,307    25,080    1,003,839     162,006    25,080    1,165,845    1,190,925   314,089     8/88   10/88  5-27.5

Carthage Court
Housing         1,282,475    18,000    1,568,266      36,684    18,000    1,604,950    1,622,950   447,658     10/88   12/88  5-27.5

Deer Crossing
Associates      1,187,579    73,102    1,565,336     (81,712)* 166,222    1,483,624    1,649,846   299,937      4/89    4/89  5-27.5

East China
Township          901,168    52,039    1,140,464      17,670    52,039    1,158,134    1,210,173   371,477     11/88    8/88  5-27.5

East Ridge
Associates      1,225,350    70,000    1,602,988      (4,162)*  70,000    1,598,826    1,668,826   456,242      9/88    8/88  5-27.5

Fairbanks Flats   554,823    40,000      883,522      30,380    40,000      913,902      953,902   199,588     12/88    7/88  5-27.5

Fredericktown
Associates        372,834    20,000      456,784       3,087    20,000      459,871      479,871   137,080      5/88    6/88  5-27.5

                                             American Affordable Housing II Limited Partnership
                                           Schedule III - Real Estate and Accumulated Depreciation
                                                              March 31, 1996

                                                  Subsequent
                              Initial             capitalized    Gross amount at which
                           cost to company          Costs**    carried at close of period
                           ---------------        -----------  --------------------------

                                       Buildings                          Buildings                Accum.     Con-    Acq-   Depre-
                Encum-                  and im-    Improve-                and im-                 Depre-     struct  uired ciation
Description     brances     Land       provements   ments      Land       provements   Total       ciation    Date    Date   Life
- -----------------------------------------------------------------------------------------------------------------------------------
Garden City
Family Hsg.       385,682    14,775      483,300       4,000    14,775      487,300      502,075   120,189      6/88    6/88  5-35

Harbor Hill
Associates      1,227,590    65,132    1,443,798     145,484    65,132    1,589,282    1,654,414   423,609      2/89   11/88  5-27.5

Immokalee
RRH, Ltd.       1,324,942   107,000    1,573,636      17,690   107,000    1,591,326    1,698,326     373,285    3/88   5/88  5-27.5

Kersey Apts.    1,059,981    90,000    1,270,768      72,259    92,040    1,343,027    1,435,067     384,450   10/88  10/88  5-27.5

Kingsley Park
Associates     10,952,252   521,725   12,281,821     137,089   521,725   12,418,910   12,940,635   3,390,105   10/88   3/88  5-27.5

Lake Havasu
Invsmt. Grp.    1,437,770   176,845    1,595,306           0   176,845    1,595,306    1,772,151     397,957    4/88   3/88  5-50

Liberty Center,
Ltd.            1,454,402   198,000    2,480,840      12,339   198,000    2,493,179    2,691,179     454,137   10/88  12/88  5-27.5

Lovington
Housing Assoc.  1,110,908    30,000    1,464,954      18,023    30,000    1,482,977    1,512,977     264,035    2/89   2/89  5- 27.5

                                             American Affordable Housing II Limited Partnership
                                           Schedule III - Real Estate and Accumulated Depreciation
                                                              March 31, 1996

                                                  Subsequent
                              Initial             capitalized    Gross amount at which
                           cost to company          Costs**    carried at close of period
                           ---------------        -----------  --------------------------

                                       Buildings                          Buildings                Accum.     Con-    Acq-   Depre-
                Encum-                  and im-    Improve-                and im-                 Depre-     struct  uired ciation
Description     brances     Land       provements   ments      Land       provements   Total       ciation    Date    Date   Life
- -----------------------------------------------------------------------------------------------------------------------------------
Malone Housing
Redevelopment   1,489,414    64,900    1,788,215      63,231    64,900    1,851,446    1,916,346     499,792   11/88  12/88  5-27.5

Maple Tree
Associates      1,242,283    65,132    1,464,954     143,079    65,132    1,608,033    1,673,165     416,381    4/89   5/89  5-27.5

Marionville
Family Hsg.       195,019    19,825      230,104           0    19,825      230,104      249,929      49,855    5/88   6/88  5-35

Michelle Manor
Apartments        909,967   131,945    1,009,687     (14,586)* 131,945      995,101    1,127,046     212,478    9/88   10/88  5-50

Middleburg
Assoc. Ltd.     1,417,816   104,000    1,155,947     261,514   104,000    1,417,461    1,521,461     402,840    3/89   10/88  5-27.5

Nebraska City
Senior Hsg.       420,877    27,119      516,617           0    27,119      516,617      543,736     132,897    7/88    6/88  5-35

Nicollet Island
Historic Homes  1,139,626         0    1,875,059      74,960         0    1,950,019    1,950,019     431,964   12/88   11/88  7-27.5

Paige Hall Ltd. 2,253,150   633,666    2,544,140     679,146         0    3,223,286    3,223,286     678,938    4/89    3/89  7-27.5

                                             American Affordable Housing II Limited Partnership
                                           Schedule III - Real Estate and Accumulated Depreciation
                                                              March 31, 1996

                                                  Subsequent
                              Initial             capitalized    Gross amount at which
                           cost to company          Costs**    carried at close of period
                           ---------------        -----------  --------------------------

                                       Buildings                          Buildings                Accum.     Con-    Acq-   Depre-
                Encum-                  and im-    Improve-                and im-                 Depre-     struct  uired ciation
Description     brances     Land       provements   ments      Land       provements   Total       ciation    Date    Date   Life
- ------------------------------------------------------------------------------------------------------------------------------------
Perramond
Associates      1,187,110    88,813    1,487,597       4,527    93,840    1,492,124    1,585,964     297,071    4/89    4/89  7-27.5

Pine Knoll
Devpmt. Co.     1,364,803    45,000      803,220     906,177    53,804    1,709,397    1,763,201     438,745    5/89   10/88  5-27.5

Pine Ridge Ltd. 1,488,107   110,000    1,899,826       9,311   110,000    1,909,137    2,019,137     562,726    6/88    7/88  5-27.5

Pine Terrace
Ltd.            1,196,252    61,500    1,188,396     326,353    61,500    1,514,749    1,576,249     422,566    1/89   12/88  5/27.5

Plattevill
Apartments        547,215    45,000      659,035      37,129    45,000      696,164      741,164     188,350   10/88   10/88  5-27.5

Riverplace
Apts.           4,198,193   175,260    6,463,578     242,205   175,260    6,705,783   6,881,043   1,282,153    3/89    9/88   5-27.5

Sara Pepper
Associates        638,573    67,200      740,378       1,930    67,200      742,308     809,508     169,509    3/88    5/88   5-27.5


Shawmut Ave       646,888    69,325    1,145,503      59,276    69,325    1,204,779   1,274,104     268,126   12/88   11/88   5-34

                                             American Affordable Housing II Limited Partnership
                                           Schedule III - Real Estate and Accumulated Depreciation
                                                              March 31, 1996

                                                  Subsequent
                              Initial             capitalized    Gross amount at which
                           cost to company          Costs**    carried at close of period
                           ---------------        -----------  --------------------------

                                       Buildings                          Buildings                Accum.     Con-    Acq-   Depre-
                Encum-                  and im-    Improve-                and im-                 Depre-     struct  uired ciation
Description     brances     Land       provements   ments      Land       provements   Total       ciation    Date    Date   Life
- -----------------------------------------------------------------------------------------------------------------------------------
Shelbyville FH,
Ltd.              613,397    13,000      736,830           0    13,000      736,830     749,830     166,197    7/88   10/88   5-27.5

Silver Pines
Associates      1,387,571   170,050    1,684,846         571   171,317   1,685,,417   1,856,734     358,790    8/88    8/88   5-27.5

Springfield Ltd.1,446,225    66,000    1,864,463      16,411    66,000    1,880,874   1,946,874     575,056    3/88    5/88   5-27.5

Stokes Rowe
Ltd. Ptnrshp.   1,056,744     7,321    1,914,238       5,168     7,321    1,919,406   1,926,727     368,195    6/88    6/88   5-27.5

Suncrest, Ltd.    975,877    50,000    1,141,518       4,176    50,000    1,145,694   1,195,694     247,406    5/88   10/88   5-27.5

Village Chase of
Zephyrhills,
Ltd.            1,493,562   151,350      490,589   1,332,111   151,350    1,822,700   1,974,050     501,422    4/89   12/88   7-27.5

Village Walk of
Zephyrhills,
Ltd.            1,398,176   133,650      619,248   1,077,169   133,650    1,696,417   1,830,067     463,420    3/89   12/88   7-27.5

                                             American Affordable Housing II Limited Partnership
                                           Schedule III - Real Estate and Accumulated Depreciation
                                                              March 31, 1996

                                                  Subsequent
                              Initial             capitalized    Gross amount at which
                           cost to company          Costs**    carried at close of period
                           ---------------        -----------  --------------------------

                                       Buildings                          Buildings                Accum.     Con-    Acq-   Depre-
                Encum-                  and im-    Improve-                and im-                 Depre-     struct  uired ciation
Description     brances     Land       provements   ments      Land       provements   Total       ciation    Date    Date   Life
- -----------------------------------------------------------------------------------------------------------------------------------
Warren
Properties,
Ltd.            1,404,496    70,000    1,648,427       9,720    70,000    1,658,147   1,728,147     383,489   10/88   10/88   5-27

Washington
Mews Lp.          489,328    55,225    1,921,104    (579,746)   55,225    1,341,358   1,396,583     482,902   12/88    8/88   5-27.5

Wilder
Associates      1,216,941    62,947    1,519,472      50,718    62,947    1,570,190   1,633,137     415,579    1/89   11/88   5-27.5

Wildwood Villas 1,483,164   100,960    1,872,065       7,203   100,960    1,879,268   1,980,228     542,973    9/88    9/88   5-27.5
               ---------- ---------   ----------   --------- ---------   ----------  ----------  ----------
               69,864,238 4,978,364   81,253,852   8,845,344 4,449,946   90,099,196  94,549,142  22,649,944
               ========== =========   ==========   ========= =========   ==========  ==========  ==========

Since the Operating Partnerships maintain a calendar year end the information reported on this schedule is as of December 31, 1995.
*Decrease due to reallocation of acquistion costs.
**There were no carrying costs as of December 31, 1995.  The column has been ommitted for presentation purposes


                                                              - F-22 -

Notes to Schedule III
American Affordable Housing II Limited Partnership

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/92..........................$100,538,670

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................     37,387
    Other.............................................          0
                                                       ----------
                                                                 $     37,387
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/93............................$100,576,057

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................    230,965
    Other.............................................          0
                                                       ----------
                                                                 $    230,965
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/94............................$100,807,022
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................    237,425
    Other.............................................          0
                                                       ----------
                                                                 $    237,425
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/95............................$101,044,447


American Affordable Housing II Limited Partnership

Reconciliation of Land, Building & Improvements current year changes-Continued

Balance at close of period - 03/31/95............................$101,044,447

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     367,972
    Other............................................           0
                                                      -----------
                                                                 $    367,972
  Deductions during period:
    Cost of real estate sold.........................$(6,044,508)
    Other............................................   (818,769)
                                                      ----------
                                                                 $ (6,863,277)
                                                                  -----------
Balance at close of period - 03/31/96............................$ 94,549,142
                                                                  ===========





























American Affordable Housing II Limited Partnership

Reconciliation of Accumulated Depreceiation current year changes

Balance at beginning of period - 04/01/92............................$11,032,545

  Current year expense.....................................$3,313,285
                                                            ---------

Balance at close of period - 3/31/93.................................$14,345,830

  Current year expense.....................................$3,266,272
                                                            ---------

Balance at close of period - 3/31/94.................................$17,612,102

  Current year expense.....................................$3,206,264
                                                            ---------

Balance at close of period - 3/31/95.................................$20,818,366

  Current year expense.....................................$1,831,578
                                                            ---------

Balance at close of period - 3/31/96.................................$22,649,944
                                                                      ==========

























