Form 10-Q
period 1996-12-31
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 1997-02-24
CIK 815024

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended  December 31, 1996
                                     ------------------
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

          AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
          --------------------------------------------------
                      QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTER ENDED December 31, 1996
               ------------------------------------------


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



 PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K

            Signatures

           American Affordable Housing II Limited Partnership

                                BALANCE SHEETS

                                    ASSETS

                                             December 31,     March 31,
                                                1996             1996
                                             (Unaudited)       (Audited)
                                             -----------      ----------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (note D)                     $3,685,894       $4,153,171

OTHER ASSETS
   Cash and cash equivalents                     16,200           34,944
   Notes receivable                              40,000           78,875
   Other assets                                   7,849            7,849
                                              ---------        ---------

                                             $3,749,943       $4,274,839
                                              =========        =========


                                 LIABILITIES

Accounts payable affiliates                  $3,428,209       $3,133,894
Accounts payable                                  3,500            3,500
                                              ---------        ---------
                                              3,431,709        3,137,394
                                              ---------        ---------

PARTNERS' CAPITAL
   Limited Partners
     Units of limited partnership
     interest, $1,000 stated value per
     unit; issued and outstanding,
     26,501 units (note A)                      544,958        1,355,977

   General Partners                            (226,724)        (218,532)
                                              ---------        ---------
                                                318,234        1,137,445
                                              ---------        ---------

                                             $3,749,943       $4,274,839
                                              =========        =========



     The accompanying notes are an integral part of these statements.

              American Affordable Housing II Limited Partnership

                           STATEMENTS OF OPERATIONS

                       Three Months Ended December 31,

                                 (Unaudited)

                                                  1996         1995
Income                                            ----         ----
  Interest income                             $      98     $     187
  Miscellaneous income                            1,088             -
                                               --------      --------

                                                  1,186           187
                                               --------      --------

Share of loss from Operating
  Partnerships (note D)                        (124,882)     (347,127)
                                               --------      --------

Expenses
  Professional fees                                   -         1,672
  General and administrative expenses             1,839         4,936
  Asset management fees (note C)                109,094       114,810
                                               --------      --------

                                                110,933       121,418
                                               --------      --------

  NET LOSS                                    $(234,629)    $(468,358)
                                               ========      ========

Net loss allocated to general partners        $  (2,346)    $  (4,684)
                                               ========      ========

Net loss allocated to limited partners        $(232,283)    $(463,674)
                                               ========      ========

Net loss per unit of limited
  partnership interest                        $      (9)    $     (18)
                                               ========      ========





       The accompanying notes are an integral part of these statements.

              American Affordable Housing II Limited Partnership

                           STATEMENTS OF OPERATIONS

                        Nine Months Ended December 31,

                                 (Unaudited)

                                                  1996         1995
Income                                            ----         ----
  Interest income                             $     640   $       544
  Miscellaneous income                            1,470             -
                                               --------      --------

                                                  2,110           544
                                               --------      --------

Share of loss from Operating
  Partnerships (note D)                        (456,925)   (1,068,413)
                                               --------     ---------

Expenses
  Professional fees                              35,615        38,592
  General and administrative expenses             9,598        11,845
  Asset management fees (note C)                319,183       346,119
                                               --------     ---------

                                                364,396       396,556
                                               --------     ---------

  NET LOSS                                    $(819,211)  $(1,464,425)
                                               ========     =========

Net loss allocated to general partners        $  (8,192)  $   (14,644)
                                               ========     =========

Net loss allocated to limited partners        $(811,019)  $(1,449,781)
                                               ========     =========

Net loss per unit of limited
  partnership interest                        $     (31)  $       (55)
                                               ========     =========





       The accompanying notes are an integral part of these statements.

              American Affordable Housing II Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                    Nine Months Ended December 31, 1996

                                 (Unaudited)



                                Limited        General
                                Partners       Partners     Total
                                --------       --------     -----


Partners' capital (deficit),
    April 1, 1996              $1,355,977     $(218,532)  $1,137,445


Net loss                         (811,019)       (8,192)    (819,211)
                                ---------      --------    ---------


Partners' capital (deficit),
    December 31, 1996          $  544,958     $(226,724)  $  318,234
                                =========      ========    =========
























       The accompanying notes are an integral part of these statements.

              American Affordable Housing II Limited Partnership

                           STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,

                                 (Unaudited)

                                               1996           1995
                                               ----           ----
Cash flows from operating activities:
    Net loss                                $(819,211) $(1,464,425)
    Adjustments
       Cash flow from Operating
         Partnerships                          10,352        7,067
       Share of loss of Operating
         Partnerships                         456,925    1,068,413
    Changes in assets and liabilities
       Increase in accounts payable
         and accrued expenses                 294,315      375,198
                                             --------    ---------

         Net cash provided by (used in)
           operating activities               (57,619)     (13,747)
                                             --------    ---------

Cash flows from investing activity:
     Repayments of loans to
       Operating Partnerships                  38,875       16,500
                                             --------    ---------
         Net cash provided by
           investing activity                  38,875       16,500
                                             --------    ---------

         INCREASE (DECREASE) IN CASH          (18,744)       2,753

Cash and cash equivalents, beginning           34,944       26,751
                                             --------    ---------

Cash and cash equivalents, ending           $  16,200  $    29,504
                                             ========    =========









       The accompanying notes are an integral part of these statements.

                American Affordable Housing II Limited Partnership

                        NOTES TO FINANCIAL STATEMENTS

                              December 31, 1996

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

       The condensed financial statements included herein as of December 31, 1996 and for the three and nine months then ended have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report Statement on Form 10-K.

       The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the fiscal year ending March 31, 1997.

             American Affordable Housing II Limited Partnership
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            December 31, 1996
                                 (Unaudited)
NOTE C - RELATED PARTY TRANSACTIONS

       An annual asset management fee based on 0.5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued as payable to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership). The portion of the annual asset management fee accrued for the quarters ended December 31, 1996 and 1995 was $110,465 and $117,810, respectively.

       Affiliates of the General Partner have advanced $96,576 to the Partnership to pay certain operating expenses. This and any additional advances will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

       On December 23, 1994 an affiliate of the General Partners funded $100,375, interest free, to the Partnership so that it could make a $100,375 loan to the Operating Partnership Washington Mews. The loan enabled the Operating Partnership to refinance its mortgage at a more favorable rate, and will be repaid by the Operating Partnership with surplus cash from operations over the course of the three years. As repayments are received from Washington Mews, they will be used to repay the funding, free of interest, from the General Partners' affiliate. As of December 31, 1996 Washington Mews has paid the Partnership $60,375. As of December 31, 1996 $60,375 has been repaid to the affiliate leaving a balance of $40,000.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

       At December 31, 1996 and 1995, the Partnership had limited partnership equity interests in fifty Operating Partnerships, each of which owned an apartment complex.

       Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments upon each Operating Partnership achieving specified levels of construction and/or operations. At December 31, 1996 and 1995, all such capital contributions had been paid to the Operating Partnerships.

       The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 1996.

              American Affordable Housing II Limited Partnership
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             December 31, 1996
                                 (Unaudited)

                COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS-Cont.

        The unaudited combined summarized statements of operations of the Operating Partnerships for the nine months ended September 30, 1996 and 1995 are as follows:

                                          1996             1995
 Revenues                                 ----             ----
  Rental income                       $ 7,232,748      $ 7,348,344
  Interest and other                      287,459          439,586
                                        ---------        ---------
                                        7,520,207        7,787,930
                                        ---------        ---------
Expenses
  Interest expense                      2,265,972        2,354,243
  Depreciation and amortization         2,353,840        2,543,926
  Operating expenses                    4,551,152        4,878,437
                                        ---------        ---------
                                        9,170,964        9,776,606
                                        ---------        ---------

          NET LOSS                    $(1,650,757)     $(1,988,676)
                                        =========        =========
Net loss allocated to American
  Affordable Housing II Limited
  Partnership                         $  (456,925)     $(1,068,413)
                                        =========        =========
Net loss allocated to other partners  $   (16,507)     $   (19,887)
                                        =========        =========
Net loss suspended                    $(1,177,325)     $  (900,376)
                                        =========        =========

        The variance in allocated loss from the Operating Partnerships for the nine months ended September 30, 1996 and 1995 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

              American Affordable Housing II Limited Partnership

                              December 31, 1996

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

    The Partnership is currently accruing the annual asset management fee. Asset management fees accrued during the quarter ended December 31, 1996 were $110,465 and total asset management fees accrued as of December 31, 1996 were $3,290,302. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

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


Capital Resources
-----------------

    The Partnership received $26,501,000 in subscriptions for Units (at $1,000 per Unit) during the period February 2, 1988 to September 21, 1988 pursuant to the Public Offering, resulting in net proceeds available for investment in Operating Partnerships (after payment of acquisition fees and expenses and funding of a reserve) of $18,550,700. As of December 31, 1996 the Partnership had committed to investments requiring cash payments of $18,613,764, all of which had been paid at December 31, 1996. At December 31, 1996 the Partnership held working capital of $16,200.

Results of Operations
---------------------

    As of December 31, 1996 and 1995 the Partnership held limited partnership interests in 50 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

    As of December 31, 1996 and 1995 the Qualified Occupancy of the Operating Partnership's was 99.9% and 99.7%, respectively.

    The Partnership had invested in a total of 50 Operating Partnerships as of December 31, 1996 and 1995. During the quarters ended September 30, 1996 and 1995, the Partnership received cash flow distributions of $0 and $3,846 respectively, and reporting fees of $1,371 and $3,000, respectively, from the Operating Partnerships. The reductions are a result of timing variances in the cash receipts from the Operating Partnerships. Total cash flow and reporting fees collected have increased for the nine months ended December 31, 1996 from the nine months ended December 31, 1995. No significant distributions of cash flow or reporting fees from the Operating Partnerships are anticipated due to the restrictions on rents which apply to low-income apartment complexes such as those invested in by the Partnership.

    In the prior fiscal year, the Operating Partnership, California Investors II was experiencing operating difficulties. As a result, the holder of the first mortgage had a receiver appointed. The Investment General Partner believed that it was in the best interest of the Partnership to sell the property owned by California Investors II. After restructuring and workout negotiations with the lender, the property was sold to the lender for proceeds sufficient to cover all outstanding liabilities of the Operating Partnership. The Investment Partnership was subjected to a one time recapture event which reduced investors' 13.1% annual tax credit as a percentage of capital invested to 11.4% for the 1995 tax year. It is anticipated that calendar year 1996's tax credit as a percentage of capital invested will be approximately 13%.

    The Partnership incurred an annual asset management fee to Boston
Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership) in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual asset management fee incurred, net of reporting fees received, during the quarters ended December 31, 1996 and 1995 was $109,094 and $114,810 respectively.

The reduction was a result of the removal of the portion of the fee related to the Operating Partnership California Investors II which was sold in November 1995. Because the Partnership is not expected to receive significant cash flow or reporting fees from the Operating Partnerships in subsequent years, the annual asset management fee is being deferred and is expected to be paid from the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

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



                                American Affordable Housing II
                                Limited Partnership



                           By:  Boston Capital Associates Limited
                                Partnership



                           By:  C&M Associates, d/b/a
                                Boston Capital Associates,



Date:  February 24, 1997        By:  /s/JOHN P. MANNING
                                   ---------------------------
                                   John P. Manning, Partner