Form 10-K405
period 1997-03-31
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 1997-06-30
CIK 815024

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                               FORM 10-K


[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 1997 or
                          --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________  to ________

Commission file number   0-17696
                       ------------
        AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
-----------------------------------------------------------------

           (Exact name of registrant as specified in its charter)

         Massachusetts                            04-2992309
------------------------------               --------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)


One Boston Place, Suite 2100, Boston, MA              02108-4406
-----------------------------------------------       ----------
(Address of principle executive offices)               (Zip Code)

Registrant's telephone number, including area code  (617)624-8900
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:
                                            Name of each exchange
       Title of each class                    on which registered
      ---------------------                ----------------------
             None                                      None
-----------------------------------     -------------------------

Securities registered pursuant to Section 12(g) of the Act:

                       Class A Limited Partner Interests
-----------------------------------------------------------------
                               (Title of class)






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


              DOCUMENTS INCORPORATED BY REFERENCE





The following documents of the Registrant are incorporated by reference:

     Form 10-K
       Parts                  Documents
     ---------                ---------
     Parts III and IV         Prospectus of the registrant dated
                              September 22, 1988, as supplemented

            AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
                  (a Massachusetts limited partnership)

                FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED
                               March 31,1997

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

     HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the Apartment Complex, but directly to the individuals. At this time, the Partnership is unable to predict whether Congress will continue rent supplement programs payable directly to owners of the Apartment Complex.

    The investment objectives of the Partnership are (i) to provide Investors with tax benefits during the first ten years of operations in the form of (a) low-income housing and historic rehabilitation tax credits which may be applied against the Investors' Federal income tax liability arising from, in the case of individuals, active and portfolio income on a limited basis from passive income, and in the case of corporations, against Federal income tax liability from active and passive income and, as to certain corporations, against all income and (b) passive losses which may be used to reduce an Investor's income in the same manner, (ii) to preserve and protect the capital of the Partnership, (iii) provide long-term capital appreciation through increases in the value of the Partnership's investments, and (iv) provide cash distributions from Capital Transaction proceeds. The General Partners are currently of the belief that the Partnership's investment objectives will be met. Current distributions are not an investment objective of the Partnership.

    The offering of Class A Limited Partner interests (the "Units") in the Partnership (the "Public Offering") began on February 2, 1988 and was concluded on September 21, 1988. Investors purchasing 26,501 Units contributed $26,501,000 to the Partnership. The Partnership held interests in 50 Operating Partnerships at March 31, 1997. See Item 2.
                                    1


Item 2.     Properties

    As of its fiscal year ending March 31, 1997, the Partnership held Limited Partnership interests in the Operating Partnerships described below. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partners believe that there is adequate casualty insurance on the properties.

    Please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

            American Affordable Housing II Limited Partnership

                     PROPERTY PROFILES AS OF March 31, 1997

                                   Mortgage
                                   Balance     Construc-    Qualified Capital
                                    As of        tion       Occupancy Contrib-
Property Name    Location    Units 12/31/96    Completion    3/31/97    uted
------------------------------------------------------------------------------

Anacapa          Lake Havasu,
Apartments         AZ         40    1,433,758    4/88         100%    348,915

Anthony Garden   Green Valley,
Apartments         AZ        100    3,882,768    3/89          98%    751,267

Blairview        Blairsville, 42
Apartments         PA               1,435,155   12/88          95%    308,388

Bloomfield       Bloomfield,
Apartments         MO         16      369,786    6/88         100%     62,878

Boardman Lake    Travers City,
II Apartments      MI         32      980,035    5/89         100%    202,700

Bowdoinham       Bowdoinham,
Estates            ME         25    1,299,909    5/89         100%    308,824

Brookhollow      Brookshire,
Apartments         TX         48      897,422    8/88         100%    160,000

Center Way       Shelbyville,
Apartments         TN         20      612,304    7/88         100%    136,620

Carthage         Carthage,
Court              NY         32    1,279,872   10/88         100%    270,000

Casa             Belen,
Valencia           NM         39    1,485,168   12/88         100%    303,000

Cedar Forest     Brewton,
Apartments         AL         33      955,813    6/88         100%    219,696

Charters Cove    St. Ignace,
Apartments         MI         24      773,971    5/88         100%    166,200

Deer Crossing    Farmington,
Apartments         ME         24    1,185,442    4/89          95%    312,920




                                    3

                American Affordable Housing II Limited Partnership

                     PROPERTY PROFILES AS OF March 31, 1997

Continued
---------                          Mortgage
                                   Balance     Construc-    Qualified Capital
                                    As of        tion       Occupancy Contrib-
Property Name    Location    Units 12/31/96    Completion    3/31/97    uted
------------------------------------------------------------------------------

East Ridge         Southwest Harbor,
Estates              ME      25      1,252,660     9/88       100%     294,771

Fairbanks Flats    Beloit,
Apartments           WI      24        548,419    12/88       100%     313,040

Fredericktown      Fredericktown,
Apartments II        MO      16        371,993     5/88       100%      79,670

Harbor Hill        Bar Harbor,
Estates              ME      25      1,251,913     2/89       100%     325,500

Harbour Oaks       East China,
Apartments           MI      32        899,612    11/88       100%     191,500

Harvest View       Garden City,
                     MO      16        384,818     6/88       100%      86,785

Kersey          Kersey,
Apartments           CO      32      1,058,122    10/88       100%     226,000

Kingsley Park      Essex,
Apartments           MD     312     10,904,217    10/88       100%   1,750,000

Liberty Center     Jacksonville,
                     FL     109      1,277,379    10/88       100%   1,014,770

Malone Senior      Malone,
Housing              NY      40      1,486,842    11/88        97%     309,000

Maple Tree         Mapleton,
Estates              ME      25      1,240,254     4/89       100%     325,500

Michelle Manor     Green Valley,
Apartments           AZ      24        909,966     9/88       100%     174,264

Middleburg Bluffs  Middleburg,
                     FL      45      1,415,556     3/89       100%     375,283

               American Affordable Housing II Limited Partnership

                     PROPERTY PROFILES AS OF March 31, 1997

Continued
---------                          Mortgage
                                   Balance      Construc-   Qualified Capital
                                    As of         tion      Occupancy Contrib-
Property Name    Location    Units 12/31/96   Completion    3/31/97     uted
------------------------------------------------------------------------------

Nicollete       Minneapolis,
Island Homes       MN        22     1,125,729     12/88     100%       713,000

Paige Hall       Minneapolis,
Apartments         MN        69     2,253,150      4/89     100%       472,336

Partridge        McMinnville,
Meadows            TN        48     1,402,032     10/88      97%       296,461

Perramond        Madawaska,
Estates            ME        25     1,185,153      4/89     100%       287,000

Pine Knoll       Smithfield,
Manor              NC        33     1,362,736      5/89     100%       309,450

Pine Ridge       Port St. Joe,
Apartments         FL        50     1,485,199      6/88     100%       384,180

Pine Terrace     Callahan,
Apts. Phase III    FL        40     1,194,369      1/89     100%       309,500

Platteville      Platteville,
Apartments         CO        16       546,248     10/88     100%       120,000

River Place      Holyoke,
Apartments         MA       100     4,203,973      3/89     100%     1,824,000

Sara Pepper      Dixfield,
Place              ME        12       650,966      3/88     100%       171,189

Silver Pines     Fryeburg,
Apartments         ME        25     1,412,819      8/88     100%       351,547

South Estates    Nebraska City,
                   NE        15       419,989      7/88     100%        85,911

South View III  Marionville,
                   MO         8      194,582     5/88       100%        42,100



                                          5


               American Affordable Housing II Limited Partnership

                     PROPERTY PROFILES AS OF March 31, 1997

Continued
---------                          Mortgage
                                   Balance      Construc-   Qualified Capital
                                    As of         tion      Occupancy Contrib-
Property Name    Location    Units 12/31/96    Completion    3/31/97    uted
------------------------------------------------------------------------------

Southview Place  Lovington,
Apts               NM        48    1,104,597     2/89       100%       245,602

Spring Hollow    Springfield,
Apartments         GA        52    1,443,357     3/88       100%       321,860

Stokes Rowe      Philadelphia,
                   PA        16    1,054,279     6/88       100%       673,000

Story Hill       Washburn,
Estates            ME        24    1,212,524     1/89       100%       322,425

Suncrest         Newport,
Apartments         TN        32      973,789     5/88       100%       210,960

Lodging House at Boston,
300 Shamut Ave.,   MA        15      643,623    12/88       100%       508,000
The

Village Chase    Zephyrhills,
Apts               FL        48    1,491,267     4/89       100%       386,368

Village Walk     Zephyrhills,
Apartments         FL        43    1,396,003     3/89       100%       362,500

Washington Mews  Dorchester,
                   MA        20      484,673    12/88       100%       510,000

Wildwood         Statesboro,
Villas II          GA        58    1,480,337     9/88       100%       369,260

Willowbrook      Immokalee,
Place              FL        41    1,322,484     3/88       100%       328,711

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

       As of March 31, 1997, the Partnership had 2,348 registered holders of an aggregate of 26,501 Units.

       The Partnership made no distributions to its Limited Partners from Operating Partnership cash flow from its inception on May 13, 1987 through March 31, 1997. Because the Partnership invested in Operating Partnerships owning apartment complexes which receive government assistance, the cash distributions which may be made by the Operating Partnerships are often restricted. The Partnership does not anticipate that it will provide significant cash distributions to its Limited Partners in circumstances other than refinancing or sale of apartment complexes by the Operating Partnerships.

Item 6.     Selected Financial Data

       The information set forth below presents selected financial data of the Partnership for each of the years in the five year period ended March 31, 1997. Additional detailed financial information is set forth in the audited financial statements listed in Item 14 hereof.

                     March 31,  March 31,   March 31,    March 31,   March 31,
                       1997        1996       1995         1994         1993
                     --------   --------    --------     --------     --------


Operations
----------

Interest Income  $       743  $       783 $       520 $       223 $       491
Other Income           1,470            -       1,650       1,050       1,225
Share of Losses
from Operating
Partnerships        (795,677)  (1,047,309) (1,392,030) (1,579,365) (2,757,632)
Operating Expenses  (477,380)    (516,882)   (503,107)   (500,666)   (557,233)
                   ---------    ---------   ---------   ---------  ----------
Net Loss         $(1,270,844) $(1,563,408)$(1,892,967)$(2,078,758)$(3,313,149)
                   =========    =========   =========   =========  ==========


Net Loss per Unit of
Limited Partnership
Interest         $    (47.48) $    (58.40)$    (70.72)$    (77.66)$   (123.77)
                   =========    =========   =========   =========  ==========


                   March 31,    March 31,   March 31,    March 31,  March 31,
Balance Sheet        1997         1996         1995        1994       1993
-------------      -------      --------    --------     --------    ------
Total Assets     $ 3,409,282  $ 4,274,839 $ 5,344,896 $ 6,635,981  $8,233,394
                   =========    =========   =========   =========   =========
Total Liabilities$ 3,542,681  $ 3,137,394 $ 2,644,043 $ 2,042,161  $1,560,816
                   =========    =========   =========   =========  ==========

Partners' Equity $  (133,399) $ 1,137,445 $ 2,700,853  $ 4,593,820 $6,672,578
                   =========    =========   =========   =========  ==========


Other Data
----------
Credit Per BAC*  $    130.05 $    114.28 $     131.60 $    131.29  $   129.21
                   =========    =========   =========   =========  ==========
* The credit per BAC data is reported for the calendar year which ends in the third quarter of the related fiscal year.

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Liquidity
---------
    The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity have included (i) interest earned on capital contributions held pending investment or held for working capital reserves and (ii) cash distributions, if any, from operations of the Operating Partnerships in which the Partnership has invested. Both of these sources of liquidity are available to meet the obligations of the Partnership. The Partnership is currently accruing the annual asset management fees. Asset management fees accrued during the year ended March 31, 1997 were $441,858 and total asset management fees accrued as of March 31, 1997 were $3,400,766. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sale or refinancing proceeds from Operating Partnerships, and at that time proceeds from such sales or refinancing would be used to satisfy such liabilities.

    Affiliates of the General Partners have advanced $98,415 to the Partnership to pay certain operating expenses. This and any additional advances will be repaid, without interest, from available cash flow, reporting fees or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. The Partnership anticipates that as the Operating Partnerships continue to mature more cash flow and reporting fees will be generated. Cash flow and reporting fees will be added to the Partnership's Working Capital and will be available to meet future third party obligations of the Partnership. The Partnership is currently and will continue to aggressively pursue available cash flow and reporting fees. No significant distributions of cash flow from the Operating Partnerships are anticipated on a long term or short term basis due to the restrictions on rents which apply to low-income apartment complexes.

    During 1995 an affiliate of the General Partners funded $100,375, interest free, to the Partnership so that it could make a $100,375 loan to the Operating Partnership Washington Mews. The loan enabled the Operating Partnership to refinance its mortgage at a more favorable rate, and will be repaid by the Operating Partnership with surplus cash from operations over the course of the next three years. As repayments are received from Washington Mews, they will be used to repay the funding, free of interest, from the General Partners' affiliate. As of March 31, 1997 Washington Mews has paid the Partnership $60,375. This has been repaid to the affiliate leaving a balance of $40,000 as of March 31, 1997.

Capital Resources
-----------------
    The Partnership received $26,501,000 in subscriptions for Units (at $1,000 per Unit) during the period February 2, 1988 to September 21, 1988 pursuant to the Public Offering, resulting in net proceeds available for investment in Operating Partnerships (after payment of acquisition fees and expenses and

                                   10




funding of a reserve) of approximately $18,550,700. As of March 31, 1997, the Partnership had committed to investments requiring cash payments of $18,613,793, all of which has been paid. At March 31, 1997, the Partnership held working capital of $14,290. Since the Partnership has completed funding of all investments, it anticipates that there should be no significant need for capital resources in the future.

Results of Operations
---------------------
    The Partnership was formed with the investment objectives set forth above
under Item 1.    The Partnership incurred an annual asset management fee to
Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership) in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships. The annual asset management fee incurred for the fiscal year ended March 31, 1997 and 1996 was $426,748 and $461,029, respectively. Because the Partnership is not expected to receive any significant cash flow from the Operating Partnerships in subsequent years, the annual asset management fee is currently being deferred and is expected to be paid from the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the fiscal years ended March 31, 1997 and 1996, the Partnership received $10,351 and $14,441 in distributions of cash flow and $15,110 and 10,212 of reporting fees from the Operating Partnerships, respectively.

    The Partnership expects that all of its cash receipts will be used to pay operating expenses. The Partnership had interest income of $743 and $783 in the fiscal years ended March 31, 1997 and 1996, respectively. No other significant source of income is anticipated.

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

     The Operating Partnership, California Investors II, was experiencing operating difficulties and as a result, the holder of the first mortgage had a receiver appointed. The Investment General Partners believed that it was in the best interest of the Partnership to sell the property owned by
California Investors II. After restructuring and workout negotiations over the course of the past 18 months, the property was sold to the lender for proceeds sufficient to cover all outstanding liabilities of the Operating
                                   11


Partnership. The Investment Partnership was subjected to a one time recapture event which reduced investors' 13.1% annual tax credit as a percentage of capital invested to 11.4% for the calendar year 1995. Calendar year 1996's tax credit as a percentage of capital invested was back up to 13%.

    As of March 31, 1997 and 1996 the Qualified Occupancy for the
Partnership was 99.6% and 99.8%, respectively.

    For the years ended December 31, 1996 and 1995 the Operating Partnerships reflected a net (loss) income of $(23,552) and $514,305, respectively, when adjusted for depreciation which is a non-cash item. The current year loss is the result of a one time non-cash impairment loss incurred by one of the Operating Partnerships. When adjusted for the impairment loss the Operating Partnerships reflect a net income of $359,448 for 1996.

    For the tax years ended December 31, 1996 and 1995 the Partnership generated $2,592,190 and $2,600,113 in passive income tax losses that were passed through to the investors. The Partnership also provided $130 and $114, respectively, in tax credits per BAC to the investors for the tax years ended December 31, 1996 and 1995, respectively. The Partnership has fully invested in 50 Operating Partnerships and as a result the operations of the Partnership should remain relatively consistent on an annual basis going forward.

Recent Accounting Statements Not Yet Adopted
--------------------------------------------
    In February 1997, the Financial Accounting Board issued Statement of Financial Accounting Standards ("SFAS') No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 provides accounting and reporting standards for the amount of earnings per share. SFAS No. 129 requires the disclosure in summary from within the financial statements of the pertinent rights and privileges of the various securities outstanding. SFAS No. 128 and SFAS No. 129 are effective for fiscal years ending after December 31, 1997 and earlier application is not permitted.

    The implementation of these standards is not expected to materially impact the Partnership's financial statements because the Partnership's earnings per share would not be significantly affected and the disclosures regarding the capital structure in the financial statements would not be significantly changed.


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

Herbert F. Collins, age 67, is co-founder and Chairman of the Board of Boston Capital Corporation. Founded in 1974, Boston Capital, through its five companies, offers a wide range of investment banking services to its domestic and international clients. Mr. Collins has received Presidential appointments from both President George Bush and President Bill Clinton. In 1992, President Bush appointed Mr. Collins to the Presidential Advisory Committee on the Arts at The Kennedy Center. In 1995, Mr. Collins was appointed by President Clinton to the Thrift Depositor Protection Oversight Board. Mr. Collins is Chairman-emeritus of the Council for Rural Housing and Development and former Chairman of the Federal Home Loan Bank Board of Boston. Mr. Collins currently serves as a member of the National Rural Housing Council, the Fannie Mae Housing Impact Advisory Council, and is a member of the board of the National Housing Conference. Mr. Collins is also involved with a number of civic and charitable organizations with a particular interest in assisting disadvantaged urban youth. These activities include serving on the boards of Youth Build - Boston, the I Have a Dream Foundation, the Pine Street Inn and The Ron Burton Training Village. Mr. Collins is a graduate of Harvard College and served in the U.S. Marine Corps. He and his wife, Sheila, have six children. They reside in Gloucester, Massachusetts.

John P. Manning, age 49, is co-founder, President and Chief Executive Officer of Boston Capital Partners, Inc., and serves as member of the Investment Committee. He has twenty-five years of experience in the financing, development and operation of multi-family housing, especially affordable housing. In addition to his responsibilities at Boston Capital, Mr. Manning has been a proactive leader in the industry. He served as a member of the Mitchell-Danforth Task Force, established by Senators Mitchell and Danforth in 1990, to review and reform the Low Income Housing Tax Credit. He was the founding President of the Affordable Housing Tax Credit Coalition, is a member of the board of the National Leased Housing Association and sits on the Advisory Board of the Housing Development Reporter, three Washington D.C. based housing organizations. In 1996, he was asked to be a judge by the FNMA Foundation for its prestigious Maxwell Awards, given to the most outstanding affordable housing projects in America. He served as a member of the Massachusetts Housing Policy Committee, Executive Office of Communities & Development, having been appointed by the Governor of Massachusetts. In similar capacities, Mr. Manning has been asked to testify as an expert witness before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee, on the efficacy of the Low Income Housing Tax Credit, private sector participation and the effects on the capital markets and the economy.

In 1996, President Clinton appointed him to the President's Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts, Washington, D.C. Mr. Manning graduated from Boston College.

Richard J. DeAgazio, age 52, is Executive Vice President of Boston Capital Partners, Inc., and is President of Boston Capital Services, Inc., Boston Capital's NASD registered broker/dealer. Mr. DeAgazio formally served on the national Board of Governors of the National Association of Securities Dealers
(NASD), was the Vice Chairman of the NASD's District 11 Committee, and served as Chairman of the NASD's Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee and the Direct Participation Program Committee. He is a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter) and the Real Estate Investment Association. Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He graduated from Northeastern University.

Christopher W. Collins, age 42, is an Executive Vice President and a principal of Boston Capital Partners, Inc., and is responsible for, among other areas, overseeing the investment portfolio of funds sponsored by Boston Capital and the acquisition of real estate investments on behalf of such funds. Mr. Collins has had extensive experience in real estate development activities, having founded and directed the American Development Group, a comprehensive real estate development firm, and has also had extensive experience in the area of acquiring real estate investments. He is on the Board of Directors of the National Multi-Housing Council and a member of the Massachusetts Housing Finance Agency Multi-Family Advisory Committee. He graduated from the University of New Hampshire.

Anthony A. Nickas, age 36, is Senior Vice President and Chief Financial Officer of Boston Capital Partners, Inc. and has over fourteen years experience in the accounting and finance fields. Mr. Nickas has supervised the financial aspects of both the Project Development and Property Management Affiliates. Prior to joining Boston Capital in 1987, he was Assistant Director of Accounting and Financial Reporting for the Yankee Companies, Inc., and was an Audit Supervisor for Wolf & Company of Massachusetts, P.C., a regional certified public accounting firm based in Boston. He graduated with honors from Norwich University.

    (f)     Involvement in certain legal proceedings.

            None.

    (g)     Promoters and control persons.

            None.

Item 11.    Executive Compensation

    (a), (b), (c), (d) and (e)

    The Partnership has no officers or directors. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, the Partnership has paid or accrued obligations to the General Partners and their affiliates for the following fees during the 1997 fiscal year:

    1. An annual asset management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership). The annual asset management fee accrued during the year ended March 31, 1997 was $441,858. The fee is payable without interest as sufficient funds become available.

    2. The Partnership has reimbursed affiliates of the General Partners a total of $2,303 for amounts charged to operations during the year ended March 31, 1997. The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

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

Item 13.    Certain Relationships and Related Transactions

    The Partnership has no officers or directors. However, under the terms of the Public Offering, various kinds of compensation and fees are payable to the General Partners and their affiliates during the organization and operation of the Partnership. Additionally, the General Partners will receive distributions from the Partnership if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement. The amounts and kinds of compensation and fees are described on pages 9 to 11 of the Prospectus under the caption "Compensation of General Partners and Affiliate", which is incorporated herein by reference. See Note B of Notes to Financial Statements in Item 14 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partners and their affiliates during the period from April 1, 1993 through March 31, 1997.

                                   PART IV
                                   -------
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form
            8-K

    (a) 1.  Financial Statements
            --------------------
    American Affordable Housing II Limited Partnership

      Independent Auditors' Report

      Balance Sheets, March 31, 1997 amd 1996

      Statements of Operations, Years ended March 31, 1997, 1996 and 1995

      Statements of Changes in Partners' Capital, Years ended March 31, 1997, 1996, and 1995

      Statements of Cash Flows, Years ended March 31, 1997, 1996 and 1995

      Notes to Financial Statements, Years ended March 31, 1997, 1996 and 1995

    Liberty Center, Ltd.

      Independent Auditors' Report

      Balance Sheets, December 31, 1996 and 1995

      Statements of Operations, Years ended December 31, 1996 and
      1995

      Statements of Cash Flow, Years ended December 31, 1996 and
      1995

      Statements of Changes in Partners' Capital, Years ended December 31, 1996 and 1995

      Notes to Financial Statements, Years ended December 31, 1996 and
      1995








                                   16


    Riverplace Apartments

      Independent Auditors' Report

      Balance Sheets, December 31, 1996 and 1995

      Statements of Operations, Years ended December 31, 1996 and
      1995

      Statements of Changes in Partners' Capital, Years ended December 31, 1996 and 1995

      Statements of Cash Flow, Years ended December 31, 1996 and
      1995

      Notes to Financial Statements, Years ended December 31, 1996 and
      1995

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

    (23)    None.

    (24)    None.

    (25)    None.

    (28)    Independent Auditors' Reports for Operating Partnerships.

    (29)    None.


    (a)     Reports on Form 8-K
            -------------------
            No reports on Form 8-K were filed during the period ending March 31, 1997.

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

                          By:  Boston Capital Associates, General
                               Partner

                               By:/s/ John P. Manning
                               ------------------------------
                               John P. Manning, Partner

Date:

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                        TITLE               DATE
---------                        -----               ----
Boston Capital Associates        General Partner     June 30, 1997
Limited Partnership

By: Boston Capital Associates,
    General Partner

    By: /s/ John P. Manning
    ----------------------------
    John P. Manning, Partner









                                   19

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

                          American Affordable Housing II
                          Limited Partnership

                          By:  Boston Capital Associates Limited
                               Partnership, General Partner

                               By:    Boston Capital Associates,
                                      General Partner


                                      By:__________________________
                                               John P. Manning,
                                               Partner

                          By:  Boston Capital Associates, General
                               Partner


                                By:___________________________
                                   John P. Manning, Partner

Date:

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                        TITLE               DATE
---------                        -----               ----
Boston Capital Associates        General Partner     June 30, 1997
Limited Partnership

By: Boston Capital Associates,
    General Partner


    By: ________________________
        John P. Manning, Partner

SIGNATURE                       TITLE                          DATE
---------                       -----                          ----
Boston Capital Associates       General Partner


By: /s/ John P. Manning
    ------------------------                              June 30, 1997
    John P. Manning, Partner                              -------------



    /s/ Herbert F. Collins
    ------------------------                              June 30, 1997
    Herbert F. Collins          General Partner           -------------
                                of Boston Capital
                                Associates, Principal
                                Executive Officer,
                                Principal Financial
                                Officer and Principal
                                Accounting Officer

    /s/ John P. Manning
    ------------------------                              June 30, 1997
    John P. Manning             General Partner           -------------
                                of Boston Capital

SIGNATURE                       TITLE                       DATE
---------                       -----                       ----
Boston Capital Associates       General Partner



By: ________________________                            June 30, 1997
    John P. Manning, Partner                            -------------



    ________________________                            June 30, 1997
    Herbert F. Collins          General Partner         -------------
                                of Boston Capital
                                Associates, Principal
                                Executive Officer,
                                Principal Financial
                                Officer and Principal
                                Accounting Officer

    ________________________    General Partner         June 30, 1997
    John P. Manning             of Boston Capital       -------------
                                Associates, Principal
                                Executive Officer,
                                Principal Financial
                                Officer and Principal
                                Accounting Officer

























                                   20

                              INDEX TO EXHIBITS
                              -----------------


Exhibit            Description of Exhibit
-------            ----------------------
Page
----
(22)               Subsidiary of the registrant

                                 Exhibit (22)

                        Subsidiaries of the Registrant
                        ------------------------------
Each of the Operating Partnerships listed in the chart included in Item 2 may be considered a subsidiary of the Partnership.

                          FINANCIAL STATEMENTS AND
                        INDEPENDENT AUDITORS' REPORT

                       AMERICAN AFFORDABLE HOUSING II
                             LIMITED PARTNERSHIP

                           MARCH 31, 1997 AND 1996

             American Affordable Housing II Limited Partnership
                              TABLE OF CONTENTS
                                                                   PAGE

INDEPENDENT AUDITORS' REPORT                                          3

FINANCIAL STATEMENTS

   BALANCE SHEETS                                                     5

   STATEMENTS OF OPERATIONS                                           6

   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL                         7

   STATEMENTS OF CASH FLOWS                                           8

   NOTES TO FINANCIAL STATEMENTS                                      9

   SCHEDULE III - REAL ESTATE AND ACCUMULATED
     DEPRECIATION                                                    18



Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

                         Reznick Fedder & Silverman
             Certified Public Accountants * Business Consultants
                         A Professional Corporation
        4520 East-West Highway * Suite 300 * Bethesda, MD 20814-3319
                     (301) 652-9100 * Fax (301) 652-1848
                        INDEPENDENT AUDITORS' REPORT
To the Partners
American Affordable Housing II
  Limited Partnership
         We have audited the accompanying balance sheets of American Affordable Housing II Limited Partnership as of March 31, 1997 and 1996, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain operating partnerships in which American Affordable Housing II Limited Partnership owns a limited partnership interest. Investments in such partnerships comprise 35% and 45% of the assets as of March 31, 1997 and 1996, and 9%, 12% and 21% of the partnership loss for each of the three years in the period ended March 31, 1997, of American Affordable Housing II Limited Partnership. The financial statements of these partnerships were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to information relating to these partnerships, is based solely on the reports of the other auditors.
         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

         In our opinion, based on our audits and the reports of the other auditors referred to above, the financial statements referred to above present fairly, in all material respects, the financial position of American Affordable Housing II Limited Partnership as of March 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.
         We have also audited the related financial statement schedule listed in Form 10-K, item 14(a) of American Affordable Housing II Limited Partnership as of March 31, 1997. In our opinion, the schedule presents fairly the information required to be set forth therein, in conformity with generally accepted accounting principles.

Bethesda, Maryland
June 27, 1997

Marshall & Shafer, P.C.
Certified Public Accountants
10497 Town & Country Way, Suite 420
Houston, Texas 77024
713 / 973-8378     FAX 713 / 973-8377

INDEPENDENT AUDITOR'S REPORT

March 10, 1997

To the Partners
Brookhollow Manor, Ltd.

We have audited the accompanying balance sheet of Brookhollow Manor, Ltd. as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit), and cash flow for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally-accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying financial statements referred to above present fairly, in all material respects, the financial position of Brookhollow Manor, Ltd. as of December 31, 1996 and 1995, and the results of its operation and its cash flows for the years then ended, in conformity with generally-accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated March 10, 1997, on our consideration of Brookhollow Manor, Ltd.'s internal control and on its compliance with laws and regulations.


Marshall & Shafer, P.C.
Houston, Texas

Humiston, Skokan, Warren & Eichenberger
A Professional Corporation
Certified Public Accountants
West Des Moines, Iowa

INDEPENDENT AUDITORS' REPORT

To the Partners
Fairbanks Flats, Limited Partnership
West Des Moines, Iowa

We have audited the accompanying balance sheets of FAIRBANKS FLATS, LIMITED PARTNERSHIP as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairbanks Flats, Limited . Partnership as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note H to the financial statements, the Partnership has suffered recurring losses from operations and has a net partnership deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note H. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

January 24, 1997
Mueller, Walla & Albertson, P.C.
Certified Public Accountants
10714 Manchester Road  Suite 202
Kirkwood, Missouri 63122
(314) 822-6575

INDEPENDENT AUDITORS' REPORT

The Partners
Fredericktown Associates II, L.P.
Fredericktown, Missouri

We have audited the accompanying balance sheets of Fredericktown Associates II, L.P. (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fredericktown Associates II, L.P. as of December 31, 1996 and 1995, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

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


Mueller, Walla & Albertson, P.C.
Certified Public Accountants

January 14, 1997
Members American Institute Of Certified Public Accountants
Missouri Society Of Certified Public Accountants
Hunter & Pleiman, PA
Certified Public Accountants
4209 Baymeadows Road, Suite I
Jacksonville, Florida 32217

Lewis B. Hunter, Jr., CPA
Thomas C. Pleiman, Jr., CPA
Phone: (904) 367-0852   Fax: (904) 731-0352

INDEPENDENT AUDITOR'S REPORT

To the Partners
Liberty Center, Ltd.

We have audited the accompanying balance sheets of Liberty Center, Ltd. as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows 'for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Liberty Center. Ltd. as of December 31 1996 and 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

As we discussed in Note J to the financial statements, certain expenses have been decreased due to a change in the method of calculation by management resulting in an overstatement of previously reported loss. The financial statements for the year 1995 have been revised and restated to reflect these changes.

May 10, 1997
Boothe, Vassar, Fox and Fox
Certified Public Accountants
1001 East Farm Road 700
Big Spring, Texas 79720
915-263-1324     Fax 915-263-2124

INDEPENDENT AUDITORS' REPORT

To the Partners
Lovington Housing Associates, Ltd. dba Southview Place Apts.

We have audited the accompanying balance sheets of Lovington Housing Associates, Ltd. dba Southview Place Apts. as of December 31, 1996, and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The December 31, 1995 financial statements of Lovington housing Associates, LTD. were audited by other auditors, whose report dated April 5, 1996 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lovington Housing Associates, Ltd. dba Southview Place Apts. as of December 3 1, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated January 29, 1997, on our consideration of Lovington Housing Associates, Ltd. dba Southview Place Apt. s internal control structure and a report dated January 29, 1997, on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on Pages 16 through 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


BOOTHE, VASSAR, FOX AND FOX

January 29, 1997
Big Spring, Texas
A Partnership Composed of Professional Corporations
Larson, Allen, Weishair & Co., LLP
Certified Public Accountants

INDEPENDENT AUDITOR S REPORT

Partners
Nicollet Island Historic Homes,
  (a Minnesota Limited Partnership)
St Paul, Minnesota

We have audited the accompanying balance sheets of Nicollet Island Historic Homes, (a Minnesota Limited Partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Nicollet Island Historic Homes, A Minnesota Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

LARSON, ALLEN, WEISHAIR & CO., LLP
Saint Paul, Minnesota
January 14, 1997
Certified Public Accountants
Mahoney, Ulbrich, Christiansen & Russ P.A.
Suite 800 Capital Centre
386 North Wabasha
Saint Paul, Minnesota 55102
Telephone  612-227-6695    Fax  612-227-9796

The Partners
Paige Hall Limited Partnership
Minneapolis, Minnesota

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Paige Hall Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paige Hall Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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



Saint Paul, Minnesota
January 18, 1997
Bernard Robinson & Company, L.L.P.
Certified Public Accountants since 1947
Mailing Address:
P.O. Box 19608
Greensboro, NC  27419-9608
Fax 910-547-0840
Offices:
109 Muirs Chapel Road
Greensboro, NC  24710
Telephone 910-294-4494

INDEPENDENT AUDITOR'S REPORT

To the Partners
Pine Knoll Development Company
D/B/A Pine Knoll Manor
Smithfield, North Carolina

We have audited the accompanying balance sheets of Pine Knoll Development Company (a North Carolina limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pine Knoll Development Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 1997 on our consideration of the internal control system of Pine Knoll Development Company and a report dated January 23, 1997 on its compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Greensboro, North Carolina
January 23, 1997
ALLARD, ALLARD, TRIGGS & COMPANY, P.C.
Certified Public Accountants
259 Page Boulevard
Springfield, Massachusetts 01104
Telephone:  (413) 785-1414   Fax: (413) 739-9618

Colleen E. Allard, C.P.A.
Roger D. Allard, C.P.A.
Barry W. Crowley, C.P.A.
Martin R. Triggs, C.P.A. - 1947-1980

INDEPENDENT AUDITORS' REPORT

To the Partners
Riverplace Apartments Limited Partnership

We have audited the accompanying balance sheet of Riverplace Apartments Limited Partnership as of December 31, 1996 and 1995 and the related statements of operations, partners' equity, and cash flows for the years then ended. The financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverplace Apartments Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

January 31, 1997
GLOVER & GLOVER
Certified Public Accountants
206 Wilson Pike Circle
Brentwood, Tennessee 37027
(615) 370-0341  Fax 370-0342

M. Lawrence Glover, CPA
Byron L. Glover, CPA
Members: American Institute of CPAS - Tennessee Society of CPAs

INDEPENDENT AUDITORS  REPORT

To the Partners
Shelbyville FH, Ltd.

We have audited the accompanying balance sheets of Shelbyville FH, Ltd. (a Tennessee limited partnership), RHS Project No.: 48 002 621246065, as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shelbyville FH, Ltd. as of December 31, 1996 and 1995, and the results of its operations, the changes in partners' capital, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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




Brentwood, Tennessee
March 17, 1997
GLOVER & GLOVER
Certified Public Accountants
206 Wilson Pike Circle
Brentwood, Tennessee 37027
(615) 370-0341   Fax (370-0342

To the Partners
Suncrest, Ltd.

We have audited the accompanying balance sheets of Suncrest, Ltd. (a Tennessee limited partnership), RHS Project No.: 48 015 621251107, as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Suncrest, Ltd. as of December 31, 1996 and 1995, and the results of its operations, the changes in partners' capital, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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




Brentwood, Tennessee
March 17, 1997
GLOVER & GLOVER
Certified Public Accountants
206 Wilson Pike Circle
Brentwood, Tennessee 37027

To the Partners
Warren Properties, Ltd.

We have audited the accompanying balance sheets of Warren Properties, Ltd. (a Tennessee limited partnership), FmHA Project No.: 48 089 621237357, as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warren Properties, Ltd. as of December 31, 1996 and 1995, and the results of its operations, the changes in partners' capital, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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




Brentwood, Tennessee
March 17, 1997
Ziner & Company, P.C.
Certified Public Accountant

INDEPENDENT AUDITORS' REPORT

To the Partners of
300 Shawmut Avenue Limited Partnership

We have audited the accompanying balance sheets of 300 Shawmut Avenue Limited Partnership (a Massachusetts limited partnership) as of December 31, 1995 and 1994 and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

January 9, 1996

7 Winthrop Square  Boston, Massachusetts 02110-1256
Phone (617) 542-8880   Fax (617) 542-8715
Christensen, Rucki & Co.
Certified Public Accountants
109 South Main Street
Sheridan, Wyoming 82801
Telephone (307) 674-6609     Fax  (307) 674-7017

John P. Croff, C.P.A. 1922-1974   Gordon Macalister, C.P.A. 1916-1976
Curtis W. Christensen, C.P.A.     Steven W. Rucki, C.P.A.

INDEPENDENT AUDITORS' REPORT

To the Partners
Belen Apartments, A Limited Partnership
Sheridan, Wyoming 82801

We have audited the accompanying balance sheets of Belen Apartments, A Limited Partnership, as of December 31, 1995 and 1994 and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of Belen Apartments, A Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles-used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Belen Apartments, A Limited Partnership as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1996 on our consideration of Belen Apartments, A Limited Partnership's internal control structure and a report dated January 31, 1996 on its compliance with laws and regulations.

The accompanying supplementary information shown on pages 15 and 16 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Christensen, Rucki & Co.
Certified Public Accountants

Sheridan, Wyoming
January 31, 1996
JAMES KNUTZEN & ASSOCIATES, C.P.A.'s, PA
Suite 230
3100 University Boulevard South
Jacksonville, Florida 32216
(904) 725-5832   Fax (904) 727-6835

James Knutzen, C.P.A., M.B.A.   Christina E. Gibson, C.P.A.
Raju Iyer, C.P.A.               Gregory Korn, C.P.A.
Todd Middlemas, C.P.A.          Wilson Trammell, C.P.A.

INDEPENDENT AUDITORS' REPORT

To the Partners of
Immokalee RRH, Ltd.

We have audited the accompanying balance sheets of Immokalee RRH, Ltd. (a Florida Limited Partnership), FmHA Project No.:09-11-263201371 as of December 31, 1995 and 1994, and the related statements of operations, partners, equity (deficit) and cash f lows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 15, 1996 on our consideration of Immokalee RRH, Ltd. Is internal control structure and a report dated February 15, 1996 on its compliance with laws and regulations.

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



James Knutzen & Associates, C.P.A.'s, P.A.
Jacksonville, Florida
February 15, 1996
Hunter & Pleiman, PA
Certified Public Accountants
4217 Baymeadows Road, Suite 2
Jacksonville, Florida 32217
Phone:(904) 367-0852   Fax:(904) 731-0352

Lewis B. Hunter, Jr., CPA
Thomas C. Pleiman, Jr., CPA

INDEPENDENT AUDITOR'S REPORT

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

As we discussed in Note J to the financial statements, certain expenses have been decreased due to a change in the method of calculation by management resulting in an overstatement of previously reported loss. The financial statements have been revised and restated to reflect these changes.

November 18, 1996
Larson, Allen, Weishair & Co., LLP
Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

Partners
Nicollet Island Historic Homes,
  A Minnesota Limited Partnership
St. Paul, Minnesota

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


LARSON, ALLEN, WEISHAIR & CO., LLP
Saint Paul, Minnesota
January 22, 1996
FEGLEY & ASSOCIATES
A Professional Corporation
Certified Public Accountant
2250 Hickory Road, Suite 20
Plymouth Meeting, PA  19462
Phone (610) 825-7400   Fax (610) 825-1297

INDEPENDENT AUDITORS' REPORT

To the Partners
The Stokes Rowe Partnership

We have audited the accompanying balance sheets of The Stokes Rowe Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners I equity, and cash flows f or the years then ended. These financial statements are the responsibility of the partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

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

January 26, 1996
GLOVER & GLOVER
Certified Public Accountants
206 Wilson Pike Circle
Brentwood, Tennessee 37027
(615) 370-0341   Fax 370-0342

Lawrence Glover, CPA    Byron L. Glover, CPA
Members: American Institute of CPAs - Tennessee Society of CPAs

To the Partners
Shelbyville FH, Ltd.

We have audited the accompanying balance sheets of Shelbyville FH, Ltd. (a Tennessee limited partnership), FmHA Project No.: 48 002 621246065, as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based an our audits.

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



Brentwood, Tennessee
March 1, 1996
GLOVER & GLOVER
Certified Public Accountants
206 Wilson Pike Circle
Brentwood, Tennessee 37027
(615) 370-0341    Fax 370-0342

M. Lawrence Glover, CPA     Byron L. Glover, CPA
Members: American Institute of CPAs - Tennessee Society of CPAs

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





Brentwood, Tennessee
March 1, 1996
GLOVER & GLOVER
Certified Public Accountants
206 Wilson Pike Circle
Brentwood, Tennessee 37027
(615) 370-0341     Fax 370-0342

M. Lawrence Glover, CPA
Byron L. Glover, CPA
Members: American Institute of CPAs - Tennessee Society of CPAs

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




Brentwood, Tennessee
March 1, 1996
Bernard, Johnson & Company, P.C.
Certified Public Accountants and Business Advisors

INDEPENDENT AUDITORS' REPORT

To the Partners
Washington Mews Limited Partnership

We have audited the accompanying balance sheets of Washington Mews Limited Partnership as of December 31, 1995, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Topsfiled, Massachusetts
January 12, 1996

15 Main Street, Topsfiled, MA  01983; Tel (508)887-2220; Fax (508)887-5443
54 Court Street, Plymouth, NH  03801; Tel (603)436-8110; Fax (603)427-0888

Curtis W. Christensen & Co.
Certified Public Accountants
109 South Main Street
Sheridan, Wyoming 82801
Telephone (307) 674-6609    Fax  (307) 674-7017

John P. Croff, C.P.A. 1922-1974
Gordon Macalister, C.P.A. 1916-1976
Curtis W. Christensen, C.P.A.
Steven W. Rucki, C. P. A.

INDEPENDENT AUDITORS' REPORT

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

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are fee of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Belen Apartments, A limited Partnership as of December 31, 1994 and 1993, and the result of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Curtis W. Christensen & Co.
Certified Public Accountants
Sheridan, Wyoming
January 31, 1995
Fecteau & Company, P.C.
Certified Public Accountants
Advisors of Taxation

INDEPENDENT AUDITORS' REPORT

To the Partners
Carthage Court Housing Company
Rochester, New York

We have audited the accompanying balance sheets of Carthage Court Housing Company as of December 31, 1994 and 1993, and the related statements of operations, partners' deficit, and cash flows for the years then ended. The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carthage Court Housing Company as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Fecteau & Company, P.C.

January 20, 1995
Albany, NY

Executive Woods, 4 Atrium Drive, Albany, NY  12205
(518)438-7400
Fax (518)438-7444
Member
American Institute of Certified Public Accountants
(Private Companies Practice Section & Tax Division)
New York State Society of CPA's
Humiston, Skokan, Warren & Eichenberger
A Professional Corporation
Certified Public Accountants
West Des Moines, Iowa

INDEPENDENT AUDITORS' REPORT

To the Partners
Fairbanks Flats, Limited Partnership
West Des Moines, Iowa

We have audited the accompanying balance sheets of FAIRBANKS FLATS, LIMITED PARTNERSHIP as of December 31, 1994 and 1993, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairbanks Flats, Limited . Partnership as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


January 20, 1995
Curtis W. Christensen & Co.
Certified Public Accountants
109 South Main Street
Sheridan, Wyoming 82801
Telephone (307) 674-6609    Fax  (307) 674-7017

John P. Croff, C.P.A. 1922-1974
Gordon Macalister, C.P.A. 1916-1976
Curtis W. Christensen, C.P.A.
Steven W. Rucki, C. P. A.

INDEPENDENT AUDITORS' REPORT

To the Partners
Kersey Apartments, A Limited Partnership
Sheridan, Wyoming 82801

We have audited the accompanying balance sheets of Kersey Apartments, A Limited Partnership, as of December 31, 1994 and 1993, and the related statements of operations and changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are fee of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kersey Apartments, A limited Partnership as of December 31, 1994 and 1993, and the result of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Curtis W. Christensen & Co.
Certified Public Accountants
Sheridan, Wyoming
January 31, 1995
Fecteau & Company, P.C.
Certified Public Accountants
Advisors of Taxation

INDEPENDENT AUDITORS' REPORT

To the Partners
Malone Housing Redevelopment Company
Rochester, New York

We have audited the accompanying balance sheets of Malone Housing
Redevelopment Company as of December 31, 1994 and 1993, and the related statements of operations, partners' deficit, and cash flows for the years then ended. The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Malone Housing Redevelopment Company as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Fecteau & Company, P.C.

January 20, 1995
Albany, NY

Executive Woods, 4 Atrium Drive, Albany, NY  12205
(518)438-7400
Fax (518)438-7444
Member
American Institute of Certified Public Accountants
(Private Companies Practice Section & Tax Division)
New York State Society of CPA's
Bernard Robinson & Company, L.L.P.
Certified Public Accountants since 1947
Mailing Address                                     Offices
P.O. Box 19608                                      109 Muris Chapel Road
Greensboro, NC  27419-9608                          Greensboro, NC  27419-9608
Fax 910-547-0840                                    Tel. 910-294-4494

INDEPENDENT AUDITOR'S REPORT

To the Partners
Pine Knoll Development Company Limited Partnership
(A North Carolina Limited Partnership)
Smithfield, North Carolina

We have audited the accompanying balance sheet of Pine Knoll Development Company Limited Partnership ( A North Carolina Limited Partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' equity, and cash flow for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pine Knoll Development Company Limited Partnership as of December 31, 1994 and 1993, and the results of its operation and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 11 through 16 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Certified Public Accountants
Greensboro, North Carolina
January 20, 1995

Curtis W. Christensen & Co.
Certified Public Accountants
109 South Main Street
Sheridan, Wyoming 82801
Telephone (307) 674-6609    Fax  (307) 674-7017

John P. Croff, C.P.A. 1922-1974
Gordon Macalister, C.P.A. 1916-1976
Curtis W. Christensen, C.P.A.
Steven W. Rucki, C. P. A.

INDEPENDENT AUDITORS' REPORT

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

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are fee of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Platteville Apartments, A limited Partnership as of December 31, 1994 and 1993, and the result of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Curtis W. Christensen & Co.
Certified Public Accountants
Sheridan, Wyoming
January 31, 1995

             American Affordable Housing II Limited Partnership
                               BALANCE SHEETS
                                  March 31,

                                               1997               1996
                                       -----------------   -----------------
                ASSETS
INVESTMENTS IN OPERATING LIMITED
   PARTNERSHIPS (notes A and D)         $      3,347,143   $      4,153,171
OTHER ASSETS
   Cash                                           14,290             34,944
   Note receivable (note C)                       40,000             78,875
   Other assets                                    7,849              7,849
                                        ----------------   ----------------
                                        $      3,409,282   $      4,274,839
                                        ================   ================
  LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
   Due to affiliates (note B)           $      3,539,181   $      3,133,894
   Accounts payable                                3,500              3,500
                                        ----------------   ----------------
                                               3,542,681          3,137,394
                                        ----------------   ----------------
PARTNERS' CAPITAL
   Limited partners
   Units of limited partnership
      interest, consisting of 50,000
      authorized units, $1,000 stated
      value per unit; issued and
      outstanding - 26,501 units                  97,841          1,355,977
   General partners                             (231,240)          (218,532)
                                        ----------------   ----------------
                                                (133,399)         1,137,445
                                        ----------------   ----------------
                                        $      3,409,282   $      4,274,839
                                        ================   ================


                      See notes to financial statements

             American Affordable Housing II Limited Partnership
                          STATEMENTS OF OPERATIONS
                            Years ended March 31,

                                           1997         1996         1995
                                       -----------   ----------   ----------
Income
   Interest income                     $       743  $       783  $       520
   Miscellaneous income                      1,470            -        1,650
                                       -----------  -----------  -----------
                                             2,213          783        2,170
                                       -----------  -----------  -----------
Share of losses from operating
   limited partnerships (note A)          (795,677)  (1,047,309)  (1,392,030)
Expenses
   Professional fees                        36,450       39,192       35,661
   General and administrative expense
      (note B)                              14,182       16,661       15,997
   Asset management fee (note B)           426,748      461,029      451,449
                                       -----------  -----------  -----------
                                        (1,273,057)  (1,564,191)  (1,895,131)
                                       -----------  -----------  -----------
         NET LOSS                      $(1,270,844) $(1,563,408) $(1,892,967)
                                       ===========  ===========  ===========
Net loss allocated to general
  partners                             $   (12,708) $   (15,634) $   (18,930)
                                       ===========  ===========  ===========
Net loss allocated to limited
  partners                             $(1,258,136) $(1,547,774) $(1,874,037)
                                       ===========  ===========  ===========
Net loss per unit of limited
   partnership interest                $    (47.48) $    (58.40) $    (70.72)
                                       ===========  ===========  ===========

                      See notes to financial statements

             American Affordable Housing II Limited Partnership
                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  Years ended March 31, 1997, 1996 and 1995

                                          Limited      General
                                          partners     partners      Total
                                       -----------  ----------   -----------
Partners' capital (deficit),
   March 31, 1994                      $ 4,777,788  $ (183,968)  $ 4,593,820
Net loss                                (1,874,037)    (18,930)   (1,892,967)
                                       -----------  ----------   -----------
Partners' capital (deficit),
   March 31, 1995                        2,903,751     (202,898)   2,700,853
Net loss                                (1,547,774)    (15,634)   (1,563,408)
                                       -----------  ----------   -----------
Partners' capital (deficit),
   March 31, 1996                        1,355,977    (218,532)    1,137,445
Net loss                                (1,258,136)    (12,708)   (1,270,844)
                                       -----------  ----------   -----------
Partners' capital (deficit),
   March 31, 1997                      $    97,841  $ (231,240)  $  (133,399)
                                       ===========  ==========   ===========


                      See notes to financial statements

             American Affordable Housing II Limited Partnership
                          STATEMENTS OF CASH FLOWS
                            Years ended March 31,

                                            1997         1996         1995
                                        ----------   -----------    -----------
Cash flows from operating activities
   Net loss                            $(1,270,844)  $(1,563,408)   $(1,892,967)
   Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities
     Cash flows from operating
         limited partnerships               10,351        14,441          7,560
     Share of losses from operating
         limited partnerships              795,677     1,047,309      1,392,030
     Increase in accounts payable                -         3,029            471
     Increase in due to affiliates         405,287       490,322        601,411
                                       -----------   -----------    -----------
         Net cash provided by (used
            in) operating activities       (59,529)       (8,307)       108,505
                                       -----------   -----------    -----------
Cash flows from investing activities
   Advance to an operating limited
      partnership                                -             -       (100,375)
   Repayment by an operating limited
      partnership                           38,875        16,500          5,000
                                       -----------   -----------    -----------
         Net cash provided by (used
            in) investing activities        38,875        16,500        (95,375)
                                       -----------   -----------    -----------
         NET INCREASE (DECREASE) IN
            CASH                           (20,654)        8,193         13,130
Cash, beginning                             34,944        26,751         13,621
                                       -----------   -----------    -----------
Cash, end                              $    14,290   $    34,944    $    26,751
                                       ===========   ===========    ===========
Supplemental schedule of noncash
investing and financing activities
   The  partnership has  increased its
   investments  in  operating  limited
   partnerships  for amounts  required
   to  be  reversed  by the  operating
   limited   partnerships  for low in-
   come tax credits  not generated  by
   the operating  limited partnerships
                                       $         -   $       -      $   (20,857)
                                       ===========   ===========    ===========

                      See notes to financial statements

             American Affordable Housing II Limited Partnership
                        NOTES TO FINANCIAL STATEMENTS
                        March 31, 1997, 1996 and 1995
NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   American Affordable Housing II Limited Partnership (the "partnership") was formed under the laws of the Commonwealth of Massachusetts on May 13, 1987, for the purpose of acquiring, holding, and disposing of limited partnership interests in operating limited partnerships which were established to acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated apartment complexes which qualify for the Low-Income Housing Tax Credit established by the Tax Reform Act of 1986. Certain of the apartment complexes may also qualify for the Historic Rehabilitation Tax Credit for their rehabilitation of certified historic structures; accordingly, the apartment complexes are restricted as to rent charges and operating methods and are subject to the provisions of Section 42(g)(20) of the Internal Revenue Code relating to the rehabilitation investment credit. The general partners of the partnership are Boston Capital Associates Limited Partnership and Boston Capital Associates.

   In accordance with the limited partnership agreement, profits, losses and cash flow (subject to certain priority allocations and distri-butions) and tax credits are allocated 99% to the limited partners and 1% to the general partners.

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

   Income Taxes
   No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

   Investments in Operating Limited Partnerships
   The partnership accounts for its investments in operating limited partnerships using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each operating partnership's results of operations and for
   any  distributions  received  or  accrued.   However,  the  partnership
   recognizes  an  individual  operating  partnership's  losses  only to the
   extent   that  the  partnership's  share  of  losses  of  the  operating partnership does not exceed the carrying amount of its investment. Unrecognized losses will be suspended and offset against future individual operating partnership's income.

             American Affordable Housing II Limited Partnership
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        March 31, 1997, 1996 and 1995
NOTE  A  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES
             (Continued)
   Investments in Operating Limited Partnerships (Continued)
   A loss in value of an investment in an operating partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the fund and the estimated residual value of the investment.
   Capital contributions  to  operating  partnerships  are  adjusted by tax
   credit  adjusters.   Tax  credit adjusters are defined as adjustments to
   operating  partnership capital contributions due to reductions in actual
   tax credits  from  those  originally  projected.    The fund records tax
   credit adjusters as a reduction in investment in operating partnerships and capital contributions payable.

   The operating partnerships maintain their financial statements based on a calendar year and the fund utilizes a March 31 year end. The fund records losses and income from the operating partnerships on a calendar year basis which is not materially different from losses and income generated if the operating partnerships utilized a March 31 year end. The fund records capital contributions payable to the operating partnerships once there is a binding obligation to fund a specified
   amount.   The  operating partnerships record capital contributions from the fund when received.

   The fund records acquisition cost as an increase in its investment in operating partnerships. Certain operating partnerships have not recorded the acquisition costs as a capital contribution from the fund. These differences are shown as reconciling items in Note D.

   Fiscal Year
   For financial reporting purposes, the partnership uses a March 31 year end, whereas for income tax reporting purposes, the partnership uses a calendar year. The operating limited partnerships use a calendar year for both financial and income tax reporting.
   Net Loss per Unit of Limited Partnership Interest
   Net loss per unit of limited partnership interest is calculated based upon the number of units outstanding. For each of the three years in the period ended March 31, 1997, 26,501 units were outstanding.

             American Affordable Housing II Limited Partnership
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        March 31, 1997, 1996 and 1995

NOTE  A  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES
             (Continued)
   Use of Estimates
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   Adoption of Accounting Standard
   On  April  1, 1996,  the  Operating  Partnerships  adopted  Statement  of
   Financial  Accounting  Standards  ("SFAS")  No.  121,   "Accounting   for
   Impairment of Long-Lived Assets and for Long-Lived Assets to be  Disposed
   of."    This  standard  requires  that  long-lived  assets   and  certain
   identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be recoverable. Implementation of this standard did not materially impact the partnership's financial statements. Recent Accounting Statements Not Yet Adopted

   In February 1997, the Financial Accounting Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 provides accounting and reporting standards for the amount of earning per share. SFAS No. 129 requires the disclosure in summary form within the financial statements of pertinent rights and privileges of the various securities outstanding. SFAS No. 128 and SFAS No. 129 are effective for fiscal years ending after December 31, 1997 and earlier application is not permitted.

   The implementation of these standards is not expected to materially impact the partnership's financial statements because partnership's earnings per share would not be significantly affected and the disclosures regarding the capital structure in the financial statements would not be significantly changed.

NOTE B - RELATED PARTY TRANSACTIONS
   During the years ended March 31, 1997, 1996 and 1995, the partnership entered into several transactions with various affiliates of the general partners, including Boston Capital Partners, Inc. and Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership), as follows:

             American Affordable Housing II Limited Partnership
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        March 31, 1997, 1996 and 1995
NOTE B - RELATED PARTY TRANSACTIONS (Continued)
   General and administrative expenses of $2,303, $3,665 and $931 incurred by Boston Capital Asset Management Limited Partnership and Boston Capital Partners, Inc. were charged to operations during the years ended March 31, 1997, 1996 and 1995, respectively. At March 31, 1997 and 1996, the unpaid general and administrative expenses totaled $98,415 and $96,112, respectively.

   During fiscal year ended March 31, 1995, Boston Capital Asset Management Limited Partnership advanced the partnership $95,375 in order to fund an advance made to an operating limited partnership as more fully described in note C. The advance is noninterest bearing and due on demand. The amount still owed at the end of fiscal year 1997 and 1996 was $40,000 and $78,875, respectively.

   An annual asset management fee based on 0.5 percent of the aggregate cost of all apartment complexes acquired by the operating limited partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership. The aggregate cost is comprised of the capital contributions made by the partnership to the operating limited partnership and 99% of the permanent financing at the operating limited partnership level. At March 31, 1997 and 1996, the unpaid asset management fees totaled $3,400,766 and $2,958,907, respectively. The fee is payable without interest as sufficient funds become available. The asset management fees charged to operations during the years ended March 31, 1997, 1996 and 1995 were $441,858, $471,241, and $471,241, respectively, which are netted with reporting fees paid by the operating limited partnerships. During the years ended March 31, 1997, 1996 and 1995, the amount of reporting fees paid by the operating limited partnership was $15,110, $10,212 and $19,792, respectively.

NOTE C - NOTE RECEIVABLE
   Note receivable consists of an advance made to an operating limited partnership during the fiscal year ended March 31, 1995. The note is secured by a second mortgage on the property owned by the operating limited partnership, which bears interest at 6% per annum and is due December 31, 1997. The carrying amount of the note receivable approximates fair value as of March 31, 1997.

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
   At  March  31,  1997  and  1996,  the partnership has limited partnership
   equity   interests  in  50  operating  limited  partnerships,  which  own apartment complexes.

             American Affordable Housing II Limited Partnership
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        March 31, 1997, 1996 and 1995
NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)
   Under  the  terms  of  the  partnership's  investment  in  each operating limited partnership, the partnership was required to make capital contributions to the operating limited partnerships. These contributions were payable in installments over several years upon each operating limited partnership achieving specified levels of construction and/or operations. All contributions have been made to the operating limited partnerships as of March 31, 1997 and 1996. The partnership has no further obligation to make any additional contributions.
   The partnership's investments in operating limited partnerships at March 31, 1997 and 1996 are summarized as follows:

                                               1997               1996
                                        ----------------   ----------------
Capital contributions paid to
   operating limited partnerships,
   net of tax credit adjusters of
   $213,468 and $213,468, respectively  $     19,473,665   $     19,473,665
Acquisition costs of operating
   limited partnerships                        2,492,705          2,492,705
Cumulative losses from operating
   limited partnerships                      (18,551,222)       (17,755,545)
Cumulative distributions from
   operating limited partnerships                (68,005)           (57,654)
                                        ----------------   ----------------
Investment per balance sheet                   3,347,143          4,153,171
Acquisition costs not included in net
   assets of operating limited
   partnerships (see note A)                    (122,748)          (122,748)
Loss from operating limited
   partnerships of $253,315 and
   $875,460 for the three months
   ended March 31, 1990 and 1989
   which the operating limited
   partnerships have not included in
   partners' capital (see note A)              1,128,775          1,128,775
Tax credit adjusters not accounted
   for in net assets of operating
   limited partnerships (see note A)            (121,349)          (121,349)
Loss of operating limited
   partnerships not recognized under
   the equity method of accounting
   (see note A)                               (5,367,151)        (3,233,770)
Other adjustments                               (135,644)          (193,307)
                                        ----------------   ----------------
Equity per operating limited
   partnerships' combined financial
   statements                           $     (1,270,974)  $      1,610,772
                                        ================   ================

             American Affordable Housing II Limited Partnership
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        March 31, 1997, 1996 and 1995
NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)
   The combined summarized balance sheets of the operating limited partnerships at December 31, 1996 and 1995 are as follows:
                     COMBINED SUMMARIZED BALANCE SHEETS

                                               1996               1995
                                        ----------------   ----------------
                ASSETS
Buildings and improvements, net of
   accumulated depreciation of
   $25,600,972 and $22,649,944          $     64,412,398   $     67,449,252
Land                                           4,399,669          4,449,946
Other assets                                   5,551,097          5,561,997
                                        ----------------   ----------------
                                        $     74,363,164   $     77,461,195
                                        ================   ================
  LIABILITIES AND PARTNERS' CAPITAL
Mortgages payable                       $     69,637,032   $     69,864,238
Accounts payable and accrued expenses          2,474,611          2,614,244
Other liabilities                              2,468,177          2,238,330
                                        ----------------   ----------------
                                              74,579,820         74,716,812
                                        ----------------   ----------------
PARTNERS' CAPITAL
   American Affordable Housing II             (1,270,974)         1,610,772
     Limited Partnership
     Other partners                            1,054,318          1,133,611
                                        ----------------   ----------------
                                                (216,656)         2,744,383
                                        ----------------   ----------------
                                        $     74,363,164   $     77,461,195
                                        ================   ================

             American Affordable Housing II Limited Partnership
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        March 31, 1997, 1996 and 1995
NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)
   The combined summarized statements of operations of the operating limited partnerships for the years ended December 31, 1996, 1995 and 1994 are as follows:
                COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                               1996               1995               1994
                                        ----------------   ----------------   ----------------
Revenue
   Rental                               $     10,513,559   $      9,835,175   $     11,419,864
   Interest and other                            356,532            551,831            580,081
                                        ----------------   ----------------   ----------------
                                              10,870,091         10,387,006         11,999,945
                                        ----------------   ----------------   ----------------
Expenses
   Interest                                    3,937,805          3,215,662          4,848,518
   Depreciation and amortization               2,998,290          3,054,807          3,288,332
   Taxes and insurance                         1,420,744          1,458,100          1,449,573
   Repairs and maintenance                     1,595,969          1,707,222          1,425,577
   Operating expenses                          3,929,125          3,491,717          3,885,811
                                        ----------------   ----------------   ----------------
                                              13,881,933         12,927,508         14,897,811
                                        ----------------   ----------------   ----------------
      NET LOSS                          $     (3,011,842)  $     (2,540,502)  $     (2,897,866)
                                        ================   ================   ================
Net loss allocated to American
   Affordable Housing II Limited
   Partnership *                        $     (2,929,058)  $     (2,342,459)  $     (2,765,480)
                                        ================   ================   ================
Net income (loss) allocated to other
   partners                             $        (82,784)  $       (198,043)  $       (132,386)
                                        ================   ================   ================

* Amount includes $2,133,381 and $1,295,150 and $1,373,450 for the years ended December 31, 1996, 1995, and 1994, respectively, of loss not recognized under the equity method of accounting as described in note A.

             American Affordable Housing II Limited Partnership
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        March 31, 1997, 1996 and 1995
NOTE E - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO TAX RETURN
   The partnership's net loss for financial reporting and tax return purposes are reconciled as follows:

                                                          Year ended March 31,
                                        ------------------------------------------------------
                                               1997               1996               1995
                                        ----------------   ----------------   ----------------
Net loss for financial reporting
purposes                                $     (1,270,844)  $     (1,563,408)  $     (1,892,967)
Operating limited partnership rents
received in advance                                1,993              2,695                  -
Related party expenditures                        19,424             78,092             87,804
Asset management fee not deductible
for tax purposes until paid                      441,858            452,569            471,241
Excess of tax depreciation over book
depreciation on operating limited
partnership assets                              (394,135)          (435,751)          (404,280)
Difference due to fiscal year for
book purposes and calendar year for
tax purposes                                         142            463,144             20,334
Operating limited partnership net
loss not allowed for financial
reporting under equity method                  2,133,381         (1,295,150)        (1,373,450)
Other                                            716,565            360,055            (24,378)
                                        ----------------   ----------------   ----------------
Net loss for income tax purposes        $     (2,618,378)  $     (1,937,754)  $     (3,115,696)
                                        ================   ================   ================

             American Affordable Housing II Limited Partnership
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        March 31, 1997, 1996 and 1995
NOTE  E  -  RECONCILIATION  OF  FINANCIAL  STATEMENT  NET LOSS TO TAX RETURN
             (Continued)
   The difference between the investments in operating limited partnerships for tax purposes and financial statement purposes are primarily due to the differences in the losses not recognized under the equity method of accounting, the three month period due to fiscal year reporting and the historic tax credits taken for income tax purposes. At March 31, 1997 and 1996, the differences are as follows:

                                               1997               1996
                                        ----------------   ----------------
Investment in operating limited
partnerships - tax basis                $     (2,126,023)  $        476,911
Add back losses not recognized under
the equity method                              5,367,151          3,233,770

Estimated share of loss of $253,315
and $875,460 for the three months
ended March 31, 1990 and 1989 due
to fiscal year reporting                      (1,128,775)        (1,128,775)
Historic tax credits                             651,016            651,016
Other                                            583,774            920,249
                                        ----------------   ----------------
Investment in operating limited
partnerships - as reported              $      3,347,143   $      4,153,171
                                        ================   ================



                                             American Affordable Housing II Limited Partnership
                                           Schedule III - Real Estate and Accumulated Depreciation
                                                              March 31, 1997

                                                  Subsequent
                              Initial             capitalized    Gross amount at which
                           cost to company          Costs**    carried at close of period
                           ---------------        -----------  --------------------------

                                       Buildings                        Buildings                 Accum.   Con-  Acq-   Depre-
                Encum-                 and im-    Improve-              and im-                   Depre-  struct uired ciation
Description     brances     Land      provements   ments      Land     provements   Total         ciation  Date  Date   Life
------------------------------------------------------------------------------------------------------------------------------
Anthony Garden
Apartments      3,882,768   501,332   2,632,779  1,726,182   501,322   4,358,961   4,860,283    1,003,698   3/89 10/88  5-50

Belen Apts.     1,485,168    54,000   1,468,653    498,235    87,960   1,966,888   2,054,848      592,451  12/88 12/88  5-27.5

Blairview
Associates      1,435,155    80,814   1,705,626      1,804    80,814   1,707,430   1,788,244      649,909  12/88  3/89  5-27.5

Bloomfield
Associates        369,786    11,500     466,419      6,986    11,500     473,405     484,905      158,044   6/88  6/88  5-27.5

Boardman Lake
Apartments        980,035    60,200     590,096    669,774    60,200   1,259,870   1,320,070      426,252   5/89 10/88  5-27.5

Bowdoinham
Associates      1,299,909    95,132     966,112    685,647    65,132   1,651,759   1,716,891      481,904   5/89 11/88  5-27.5

Brewton Ltd.      955,813    72,500   1,211,379      4,023    72,500   1,215,402   1,287,902      406,461   6/88  8/88  5-27.5

                                             American Affordable Housing II Limited Partnership
                                           Schedule III - Real Estate and Accumulated Depreciation
                                                              March 31, 1997

                                                  Subsequent
                              Initial             capitalized    Gross amount at which
                           cost to company          Costs**    carried at close of period
                           ---------------        -----------  --------------------------

                                      Buildings                        Buildings                 Accum.    Con-  Acq-   Depre-
                 Encum-                 and im-   Improve-               and im-                 Depre-   struct uired ciation
Description      brances     Land     provements   ments      Land     provements   Total        ciation    Date  Date   Life
------------------------------------------------------------------------------------------------------------------------------
Bridgeview        773,971    12,000   1,012,110      3,204    12,000   1,015,314   1,027,314      379,289   5/88  8/88  5-27.5

Brookhollow
Manor, Ltd.       897,422    25,080   1,003,839    167,533    25,080   1,171,372   1,196,452      360,930   8/88 10/88  5-27.5

Carthage Court
Housing         1,279,872    18,000   1,568,266     43,506    18,000   1,611,772   1,629,772      509,085  10/88 12/88  5-27.5

Deer Crossing
Associates      1,185,442    73,102   1,565,336     14,289    73,102   1,579,625   1,652,727      344,702   4/89  4/89  5-27.5

East China
Township          899,612    52,039   1,140,464     18,921    52,039   1,159,385   1,211,424      416,243  11/88  8/88  5-27.5

East Ridge
Associates      1,252,660    70,000   1,602,988      3,388    70,000   1,606,376   1,676,376      514,052   9/88  8/88  5-27.5

Fairbanks Flats   548,419    40,000     883,522   (352,620)b  40,000     530,902     570,902      222,621  12/88  7/88  5-27.5

Fredericktown
Associates        371,993    20,000     456,784     13,296    20,000     470,080     490,080      153,349   5/88  6/88  5-27.5

                                             American Affordable Housing II Limited Partnership
                                           Schedule III - Real Estate and Accumulated Depreciation
                                                              March 31, 1997

                                                  Subsequent
                              Initial             capitalized    Gross amount at which
                           cost to company          Costs**    carried at close of period
                           ---------------        -----------  --------------------------

                                     Buildings                          Buildings                Accum.    Con-   Acq-  Depre-
                Encum-                 and im-    Improve-              and im-                  Depre-   struct uired ciation
Description     brances     Land      provements    ments     Land     provements    Total       ciation   Date   Date  Life
------------------------------------------------------------------------------------------------------------------------------
Garden City
Family Hsg.       384,818    14,775     483,300      4,000    14,775     487,300     502,075      134,547   6/88  6/88  5-35

Harbor Hill
Associates      1,251,913    65,132   1,443,798    151,679    65,132   1,595,477   1,660,609      482,059   2/89 11/88  5-27.5

Immokalee
RRH, Ltd.       1,322,484   107,000   1,573,636     17,690   107,000   1,591,326   1,698,326      412,982   3/88  5/88  5-27.5

Kersey Apts.    1,058,122    90,000   1,270,768     98,387    92,040   1,369,155   1,461,195      436,940  10/88 10/88  5-27.5

Kingsley Park
Associates     10,904,217   521,725  12,281,821    137,089   521,725  12,418,910  12,940,635    3,863,791  10/88  3/88  5-27.5

Lake Havasu
Invsmt. Grp.    1,433,758   176,845   1,595,306          0   176,845   1,595,306   1,772,151      426,972   4/88  3/88  5-50

Liberty Center,
Ltd.            1,277,379   198,000   2,480,840     12,339   198,000   2,493,179   2,691,179      516,959  10/88 12/88  5-27.5

Lovington
Housing Assoc.  1,104,597    30,000   1,464,954     42,828    30,000   1,507,782   1,537,782      301,924   2/89  2/89  5-27.5


                                             American Affordable Housing II Limited Partnership
                                           Schedule III - Real Estate and Accumulated Depreciation
                                                              March 31, 1997

                                                  Subsequent
                              Initial             capitalized    Gross amount at which
                           cost to company          Costs**    carried at close of period
                           ---------------        -----------  --------------------------

                                     Buildings                        Buildings                  Accum.    Con-  Acq-   Depre-
                Encum-                 and im-    Improve-             and im-                   Depre-   struct uired ciation
Description     brances     Land     provements    ments      Land    provements    Total        ciation   Date  Date   Life
------------------------------------------------------------------------------------------------------------------------------
Malone Housing
Redevelopment   1,486,842    64,900   1,788,215     64,607    64,900   1,852,822   1,917,722      567,834  11/88 12/88  5-27.5

Maple Tree
Associates      1,240,254    65,132   1,464,954    149,404    65,132   1,614,358   1,679,490      475,608   4/89  5/89  5-27.5

Marionville
Family Hsg.       194,582    19,825     230,104          0    19,825     230,104     249,929       56,430   5/88  6/88  5-35

Michelle Manor
Apartments        909,966   131,945   1,009,687    (14,586)a 131,945     995,101   1,127,046      230,800   9/88 10/88  5-50

Middleburg
Assoc. Ltd.     1,415,556   104,000   1,155,947    261,514   104,000   1,417,461   1,521,461      455,730   3/89 10/88  5-27.5

Nebraska City
Senior Hsg.       419,989    27,119     516,617          0    27,119     516,617     543,736      147,153   7/88  6/88  5-35

Nicollet Island
Historic Homes  1,125,729         0   1,875,059     77,972         0   1,953,031   1,953,031      490,502  12/88 11/88  7-27.5

Paige Hall Ltd. 2,253,150   633,666   2,544,140    695,094         0   3,239,234   3,239,234      776,162   4/89  3/89  7-27.5


                                                                 - 21 -

                                             American Affordable Housing II Limited Partnership
                                           Schedule III - Real Estate and Accumulated Depreciation
                                                              March 31, 1997

                                                  Subsequent
                              Initial             capitalized    Gross amount at which
                           cost to company          Costs**    carried at close of period
                           ---------------        -----------  --------------------------

                                     Buildings                         Buildings                Accum.    Con-   Acq-   Depre-
                Encum-                and im-    Improve-               and im-                 Depre-   struct  uired ciation
Description     brances     Land     provements    ments      Land     provements   Total       ciation    Date   Date   Life
------------------------------------------------------------------------------------------------------------------------------
Perramond
Associates      1,185,153    88,813   1,487,597     72,817    28,000   1,560,414   1,588,414     340,997    4/89  4/89  7-27.5

Pine Knoll
Devpmt. Co.     1,362,736    45,000     803,220    766,531   197,426   1,569,751   1,767,177     491,828    5/89 10/88  5-27.5

Pine Ridge Ltd. 1,485,199   110,000   1,899,826     10,545   110,000   1,910,371   2,020,371     630,085    6/88  7/88  5-27.5

Pine Terrace
Ltd.            1,194,369    61,500   1,188,396    326,353    61,500   1,514,749   1,576,249     478,858    1/89 12/88  5/27.5

Plattevill
Apartments        546,248    45,000     659,035     51,818    46,301     710,853     757,154     215,944   10/88 10/88  5-27.5

Riverplace
Apts.           4,203,973   175,260   6,463,578    274,140   175,260   6,737,718   6,912,978    1,470,992   3/89  9/88  5-27.5

Sara Pepper
Associates        650,966    67,200     740,378     50,503    22,000     790,881     812,881      192,765   3/88  5/88  5-27.5


Shawmut Ave       643,623    69,325   1,145,503     60,576    69,325   1,206,079   1,275,404      306,541  12/88 11/88  5-34


                                             American Affordable Housing II Limited Partnership
                                           Schedule III - Real Estate and Accumulated Depreciation
                                                              March 31, 1997

                                                  Subsequent
                              Initial             capitalized    Gross amount at which
                           cost to company          Costs**    carried at close of period
                           ---------------        -----------  --------------------------

                                      Buildings                        Buildings                 Accum.    Con-  Acq-   Depre-
                Encum-                 and im-    Improve-              and im-                  Depre-   struct uired ciation
Description     brances     Land      provements   ments      Land     provements    Total       ciation    Date  Date   Life
------------------------------------------------------------------------------------------------------------------------------
Shelbyville FH,
Ltd.              612,304    13,000     736,830          0    13,000     736,830     749,830      183,733   7/88 10/88  5-27.5

Silver Pines
Associates      1,412,819   170,050   1,684,846      2,732   171,317   1,687,578   1,858,895      407,527   8/88  8/88  5-27.5

Springfield Ltd.1,443,357    66,000   1,864,463     30,155    66,000   1,894,618   1,960,618      640,538   3/88  5/88  5-27.5

Stokes Rowe
Ltd. Ptnrshp.   1,054,279     7,321   1,914,238      5,168     7,321   1,919,406   1,926,727      415,825   6/88  6/88  5-27.5

Suncrest, Ltd.    973,789    50,000   1,141,518      4,176    50,000   1,145,694   1,195,694      276,164   5/88 10/88  5-27.5

Village Chase of
Zephyrhills,
Ltd.            1,491,267   151,350     490,589  1,332,111   151,350   1,822,700   1,974,050      571,379   4/89 12/88  7-27.5

Village Walk of
Zephyrhills,
Ltd.            1,396,003   133,650     619,248  1,077,169   133,650   1,696,417   1,830,067      525,623   3/89 12/88  7-27.5




                                             American Affordable Housing II Limited Partnership
                                           Schedule III - Real Estate and Accumulated Depreciation
                                                              March 31, 1997

                                                  Subsequent
                              Initial             capitalized    Gross amount at which
                           cost to company          Costs**    carried at close of period
                           ---------------        -----------  --------------------------

                                     Buildings                        Buildings                 Accum.    Con-   Acq-   Depre-
                Encum-                and im-    Improve-              and im-                   Depre-  struct  uired ciation
Description     brances     Land     provements    ments      Land    provements    Total       ciation    Date   Date   Life
-----------------------------------------------------------------------------------------------------------------------------
Warren
Properties,
Ltd.            1,402,032    70,000   1,648,427      9,720     70,000   1,658,147   1,728,147     423,735  10/88 10/88  5-27

Washington
Mews LP.          484,673    55,225   1,921,104   (579,746)    55,225   1,341,358   1,396,583     550,023  12/88  8/88  5-27.5

Wilder
Associates      1,212,524    62,947   1,519,472     55,362     62,947   1,574,834   1,637,781     473,509   1/89 11/88  5-27.5

Wildwood Villas 1,480,337   100,960   1,872,065      7,203    100,960   1,879,268   1,980,228     609,523   9/88  9/88  5-27.5
               ---------- ---------  ----------  ---------  ---------  ----------  ----------  ----------
               69,637,032 4,978,364  81,253,852  8,759,518  4,399,669  90,013,370  94,413,039  25,600,972
               ========== =========  ==========  =========  =========  ==========  ==========  ==========

Since the Operating Partnerships maintain a calendar year end the information reported on this schedule is as of December 31,
1996.
a Decrease due to reallocation of acquistion costs.
b Decrease due to impairment.
**There were no carrying costs as of December 31, 1996.  The column has been ommitted for presentation purposes


                                                              - 24 -

Notes to Schedule III
American Affordable Housing II Limited Partnership

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
                                                                  -----------
Balance at close of period - 03/31/95............................$101,044,447

American Affordable Housing II Limited Partnership

Reconciliation of Land, Building & Improvements current year changes-Continued

Balance at close of period - 03/31/95............................$101,044,447

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     367,972
    Other............................................           0
                                                      -----------
                                                                 $    367,972
  Deductions during period:
    Cost of real estate sold.........................$(6,044,508)
    Other............................................   (818,769)
                                                      ----------
                                                                 $ (6,863,277)
                                                                  -----------
Balance at close of period - 03/31/96............................$ 94,549,142

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     246,927
    Other............................................           0
                                                      -----------
                                                                 $    246,927
  Deductions during period:
    Cost of real estate sold.........................$         0
    Other............................................   (383,000)
                                                      ----------
                                                                 $   (383,000)
                                                                  -----------
Balance at close of period - 03/31/97............................$ 94,413,039
                                                                  ===========

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

  Current year expense.....................................$3,206,264
                                                            ---------

Balance at close of period - 3/31/95.................................$20,818,366

  Current year expense.....................................$1,831,578
                                                            ---------

Balance at close of period - 3/31/96.................................$22,649,944


  Current year expense.....................................$2,951,028
                                                            ---------

Balance at close of period - 3/31/97.................................$25,600,972
                                                                      ==========



















                                         - 27 -





















                          LIBERTY CENTER, LTD.
                          Financial Statements

                        December 31, 1996 and 1995
                             Hunter & Pleiman, PA
                          Certified Public Accountants
                          420 Baymeadows Road, Suite 1
                            Jacksonville, FL  32217

Lewis B. Hunter, Jr., CPA.                                Phone: (904)367-0852
Thomas C. Pleiman, Jr., C.P.A.                              Fax: (904)731-0352

                          INDEPENDENT AUDITORS' REPORT


To the Partners
Liberty Center, Ltd.

We have audited the accompanying balance sheet of Liberty Center, Ltd. as of December 31, 1996 and 1995 and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberty Center, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As we discussed in Note J to the financial statements, certain expenses have been decreased due to a change in the method of calculation by management resulting in an overstatement of previously reported loss. The financial statements for the year 1995 have been revised and restated to reflect these changes.




May 10, 1997

                          Liberty Center, Ltd.
                             Balance Sheets
                       December 31, 1996 and 1995

                                  Assets
                                             1995        1995
Current assets:                              ----        ----
  Cash and cash equivalents              $   99,584  $  100,801
  Accounts Receivable                        14,516
  Prepaid Expenses                                        1,281
                                          ---------   ---------
     Total Current Assets                   114,100     102,082
                                          ---------   ---------
Property and Equipment, at cost:
  Land                                      198,000     198,000
  Building and improvements               2,487,005   2,487,005
  Equipment                                   6,174       6,174
    Less Accumulated Depreciation          (516,959)   (454,137)
                                          ---------   ---------
                                          2,174,220   2,237,042
                                          ---------   ---------
Other assets:
  Organization and loan costs less
  amortization                                6,400       4,210
                                          ---------   ---------
    Total other assets                        6,400       4,210
                                          ---------   ---------

      Total assets                       $2,294,720  $2,343,334
                                          =========   =========
















    See Independent Auditors' Report and Notes to Financial Statements.

                     Liabilities and Partners' Equity



Current Liabilities
  Current portion of notes payable       $  187,718  $  172,528
  Accrued interest, due within one year       3,948       6,248
  Accounts payable and accrued expenses      54,525      46,085
                                          ---------   ---------
     Total current liabilities              246,191     224,861
                                          ---------   ---------
Long-Term Liabilities
  Notes payable - net of current portion  1,089,661   1,281,874
  Accrued interest, due after one year      423,956     359,165
  Advances form affiliates                   96,278      65,045
  Tenant security deposits                    1.372       5,450
                                          ---------   ---------
     Total long-term liabilities          1,611,267   1,711,534
                                          ---------   ---------

     Total Liabilities                    1,857,458   1,936,395
                                          ---------   ---------

Partners' Equity
  General partner                           (12,933)    (13,236)
  Limited partner                           450,195     420,175
                                          ---------   ---------
     Total partners' equity                 437,262     406,939
                                          ---------   ---------
       Total liabilities and partners'
          equity                         $2,294,720  $2,343,334
                                          =========   =========



















    See Independent Auditors' Report and Notes to Financial Statements.

                          Liberty Center, Ltd.
                        Statements of Operation
            For the Years ended December 31, 1996 and 1995


                                             1996        1995

  Rental revenues                          $489,333    $478,989
  Interest and dividends                      2,028       2,482
                                            -------     -------
                                            491,361     481,471
                                            -------     -------
Expenses
  Depreciation and amortization              62,822      62,822
  General and administrative                 11,466      47,686
  Insurance                                  44,867      43,705
  Interest                                  120,484     139,562
  Legal and professional services            14,954      12,065
  Maintenance and repairs                    27,453      12,057
  Management fees                            21,600      18,570
  Salaries - operations                      91,540      87,861
  Security - outside services                 9,111       3,665
  Taxes                                      22,740      31,714
  Utilities                                  34,001      41,693
                                            -------     -------
    Total expenses                          461,038     501,400
                                            -------     -------
Net income (loss) from operations          $ 30,323    $(19,929)
                                            =======     =======





















    See Independent Auditors' Report and Notes to Financial Statements.




                          Liberty Center, Ltd.
                        Statements of Cash Flows
            For the Years ended December 31, 1996 and 1995

                                                    1996        1995
Cash flow from operating activities                 ----        ----
  Net income (loss)                              $  30,323   $( 19,929)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation                                  62,822      62,822
      Changes in asset and liabilities:
        Decrease (increase) in tenant receivables  (14,516)        209
        Decrease (increase) in prepaid expenses
          and other assets                            (909)      2,637
        Increase (decrease) in accounts payable
          and accrued expenses                       8,440      (7,522)
        Increase (decrease) in net security
          deposits                                  (4,078)        281
         Net cash (used for) provided              -------     -------
          by operations                             82,082      38,498
                                                   -------     -------
Cash flows from investing activities
  Increase in accrued interest                      62,491      64,791
         Net cash provided by investing            -------     -------
          activities                                62,491      64,791
                                                   -------     -------
Cash flows from financing activities
  Repayment of long-term debt                     (177,023)   (115,905)
  Increase in advances from affiliates              31,233       9,004
         Net cash used for financing               -------     -------
          activities                              (145,790)   (106,901)
                                                   -------     -------
Net decrease in cash and cash equivalents           (1,217)     (3,612)

Cash and cash equivalents at beginning of year     100,801     104,413
                                                   -------     -------
Cash and cash equivalents at end of year         $  99,584   $ 100,801
                                                   =======     =======








    See Independent Auditors' Report and Notes to Financial Statements.
                          Liberty Center, Ltd.
                      Statement of Partners' Equity
            For the Years ended December 31, 1996 and 1995


                                                   Investor
                                        General    Limited
                                        Partner    Partner      Total
                                        -------    --------     -----

Partners' equity December 31, 1994     ($13,037)  $439,905     $426,868

Loss (loss)                               ($199)  ($19,730)    ($19,929)

Distributions                                $0         $0           $0

Partners' equity December 31, 1995     ($13,236)  $420,175     $406,939

Loss (loss)                                 303     30,020       30,323

Distributions                                 0          0
                                       ---------------------------------

Partners' equity December 31, 1996     ($12,933)  $450,195     $437,262
                                      =================================















    See Independent Auditors' Report and Notes to Financial Statements.

                          Liberty Center, Ltd.
                      NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

Capitalization and Depreciation
--------------------------------
Land, buildings and improvements are recorded at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are to be reduced by the related costs and accumulated depreciation. The resulting gains and losses are to be reflected in the statement of operations.

Amortization
------------
Organization costs are amortized over sixty (60) months using the straight-line method. Loan costs are amortized over the term of the loan using the straight-line method.

Income Taxes
------------
No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

Cash and Cash Equivalents
-------------------------

The partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents include $97,725 in money market deposits (Note C) at December 31, 1996 and 1995, respectively.

NOTE B - ORGANIZATION
         ------------

Liberty Center, Ltd. was organized under the laws of the State of Florida on June 28, 1988, for the purpose of constructing and operating a 109-unit low income residential apartment project known as Liberty Center.
NOTE C - CERTIFICATES OF DEPOSIT, MONEY MARKETS AND
         ------------------------------------------
            MARKETABLE EQUITY SECURITIES
            ----------------------------

Prior to amending the operating reserve agreement June 29, 1993, certificates of deposit, money market funds and marketable equity securities have been established under an agreement between the limited an genera partners which provides that such funds are available to fund any excess of operating expenses over operating income for a period of sixth (60) months. Interest earned on these funds is allocated and distributed to the general partner annually.

The operating reserve agreement was amended June 29, 1993, establishing an operating reserve of $100,000 and allowing for a distribution to the general partner of part of the operating reserve. The purpose was substantially the same as that of the prior agreement. A distribution to the general partner of this operating reserve is allowed if certain profitability objectives are met. The operating reserve account totaled $97,736 and $95,725 at December 31, 1996 and 1995, respectively.

NOTE D - PARTNERS' CAPITAL CONTRIBUTIONS
         -------------------------------

The partnership has one general partner, The Harris Group, Inc. one investor limited partner - American Affordable Housing II. As of December 31, 1995, the general partner and the investor limited partner have made capital contributions of $1,014,521 and $1,220,553, respectively.

NOTE E - ACCRUED INTEREST
         ----------------

The second mortgage provides for deferral of interest payments based upon projected cash flow as determined annually by the lender. In addition, a portion of the deferred interest payable on the second mortgage may be forgiven based upon the project maintaining a very low income set-aside for a period longer than that required. Interest forgiven increases with each year the project is extended. No interest has been forgiven at December 31, 1996.

The following is a schedule of accrued interest payable:

                                                   December 31
                                              1996            1995
                                              ----            ----

      First mortgage payable (Note F)       $  3,948         $  6,248
      Second mortgage payable (Note F)       423,956          359,165
                                             -------          -------
                                             427,904          365,413
      Less amount due within one year         (3,948)          (6,248)
                                             -------          -------
                                            $423,956         $359,165
                                             =======          =======


NOTE F - NOTES PAYABLE
         -------------                                   December 31
The following is a schedule of notes payable:            -----------
                                                      1996          1995
Mortgage note payable to a bank monthly at            ----          ----
$18,710 including interest at 8.5% until
August, 1989, secured by first mortgage on
apartment project.                               $  557,480    $   734,503

Mortgage note payable at 9% to The Florida
Housing Finance Agency; interest payments
only as determined by lender annually based
on cash flow, with a balloon payment in 2004;
secured by second mortgage on apartment
project. (Note E)                                   719,899        719,899
                                                  ---------      ---------
                                                 $1,277,379     $1,454,402
Less amount due in one year                        (187,718)      (172,528)
                                                  ---------      ---------
                                                 $1,089,661     $1,281,874
                                                  =========      =========
Aggregate maturities of long-term debt for the next five year are estimated as follows:
              1997                    187,718
              1998                    204,246
              1999                    165,516
                                    ---------
              Total                $  557,480
              Later years             719,899
                                    ---------
                                   $1,277,379
                                    =========

NOTE G - TRANSACTIONS WITH AFFILIATED AND RELATED PARTIES
         ------------------------------------------------

Annual Investor Service Fee
---------------------------
An annual investor service fee of $8,000 is payable to Boston Capital Communication, Inc., an affiliate of American Affordable Housing II Limited Partnership, an investor limited partner which holds a 99% interest in the partnership, for services to be rendered in reporting to the investor limited partner.

Management Fees
---------------
In accordance with the partnership agreement, the partnership pays management fees for services rendered in connection with the leasing and operation of the project. Fees are paid to Liberty Center for the Homeless, Inc. and Harris Group, Inc. Management fees charged to operations for the year ended December 31, 1996 and 1995, $21,600 and $20,027, respectively.

NOTE H - PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS
         ------------------------------------------------

All profits and losses prior to the first date on which an investor limited partner was admitted (December 31, 1988) were allocated 100% to the general partner. Upon admission of the investor limited partner, the interest of the general partner was reduced to 1%.

Distributable cash flow is defined in the partnership agreement as the sum of all cash receipts less disbursements for operating activities, including the annual investor service fee.

Distributable cash flow is payable annually as follows:
1)  50% to the investor limited partner and 50% to the general partner.

Gain, if any, from a sale or refinancing is allocable as follows:
1) To all partners having negative balances in their capital accounts prior to the distribution of any sale or refinancing proceeds, an amount of such gain to increase their negative balance to zero.

2) To partners who have received or will receive a distribution of sale or refinancing proceeds in excess of their capital accounts, an amount of such gain, if any, equal to such excess; and

3) The remainder of such gain, if any, 50% to the limited partner and 50% to the general partners.

Loss from refinancing is allocable 50% to the limited partner and 50% to the general partners.

Interest earned on certificates of deposit, marketable securities and money market funds is allocable 100% to the general partner. (Note C)

The partnership agreement provides for a special distribution to the general partner in the amount of $100,000.


NOTE I - CHANGE IN CALCULATION OF EXPENSES
         ---------------------------------

In the years ended December 31, 1995, the management of the partnership agreed to share and allocate expenses incurred by the partnership and another residential apartment project located contiguous to the partnership's project. Management upon making more complete analysis, determined that a better method of allocation was appropriate. The financial statements for 1995 reflect this new allocation and have been revised and restated from the financial statements previously issued dated May 2, 1996. The losses from operation in the previously issued statements were $45,486 for the year ended December 31, 1995.





















                  FINANCIAL STATEMENTS AND INDEPENDENT
                            AUDITORS' REPORT

                RIVERPLACE APARTMENTS LIMITED PARTNERSHIP

                        DECEMBER 31, 1996 AND 1995

                              C O N T E N T S

                                                    PAGE

INDEPENDENT AUDITORS' REPORT                          3

FINANCIAL STATEMENTS

  BALANCE SHEETS                                     4-5

  STATEMENT OF OPERATIONS                             6

  STATEMENT OF PARTNERS' EQUITY (DEFICIT)             7

  STATEMENT OF CASH FLOWS                             8

  NOTES TO FINANCIAL STATEMENTS                     9-13

SUPPLEMENTAL INFORMATION
  SCHEDULES OF RENTING, ADMINISTRATIVE,
   OPERATING, MAINTENANCE, TAXES AND
    INSURANCE, AND INTEREST EXPENSE                 14-16
                     ALLARD, ALLARD, TRIGGS & COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                               259 PAGE BOULEVARD
                        SPRINGFIELD, MASSACHUSETTS 01104
                                     ------
                           TELEPHONE: (413) 785-1414
                              FAX: (413) 739-9618
COLLEEN E. ALLARD, C.P.A.
ROGER D. ALLARD, C.P.A.
BARRY W. CROWLEY, C.P.A.                 MARTIN R. TRIGGS, C.P.A. - 1947-1980


                       INDEPENDENT AUDITORS' REPORT


To the Partners
  Riverplace Apartments Limited Partnership

We have audited the accompanying balance sheet of Riverplace Apartments Limited Partnership as of December 31, 1996 and 1995 and the related statements of operations, partners' equity, and cash flows for the years then ended. The financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverplace Apartments Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

January 31, 1997
                                    -3-


                RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                             BALANCE SHEETS
                       DECEMBER 31, 1996 AND 1995

                                  ASSETS
                                             1995        1995
CURRENT ASSET                                ----        ----
  Cash                                   $      760  $    1,087
  Accounts Receivable - Tenants               7,151       9,026
  Accounts Receivable Subsidy                23,625      23,838
  Miscellaneous Receivable                    1,509         721
  Prepaid Insurance                          20,713      22,473
                                          ---------   ---------
     Total Current Assets                    53,758      57,145
                                          ---------   ---------
RESTRICTED DEPOSITS AND FUNDED RESERVES
  Tenants' Security Deposits                 12,685      14,209
  Replacement Reserve Escrow                    195         459
                                          ---------   ---------
                                             12,880      14,668
                                          ---------   ---------
RENTAL PROPERTY - AT COST
  Buildings                               6,361,051   6,361,051
  Furniture and Equipment                   375,604     343,669
  Motor Vehicles                              1,063       1,063
                                          ---------   ---------
                                          6,737,718   6,705,783
  Less Accumulated Depreciation           1,470,992   1,282,153
                                          ---------   ---------
                                          5,266,726   5,423,630
                                          ---------   ---------
  Land                                      175,260     175,260
                                          ---------   ---------
OTHER ASSETS
  Organization Costs, Less Accum. Amort.
  of $93,944 (1996) and $90,795 (1995)       46,580      49,729
                                          ---------   ---------
                                         $5,555,204  $5,720,432
                                          =========   =========












     The accompanying notes are an integral part of these statements.

                     LIABILITIES AND PARTNERS' EQUITY



CURRENT LIABILITIES
  Accounts Payable - Trade               $  104,540  $  116,039
  Accounts Payable -  Housing Authority       3,462
  Current Maturities of Long-Term Debt       48,000      53,500
  Accrued Expenses                           73,543      68,438
                                          ---------   ---------
     Total Current Liabilities              229,545     237,977
                                          ---------   ---------
DEPOSIT LIABILITY
  Tenants' Security Deposits                 12,748      12,381
                                          ---------   ---------
LONG-TERM LIABILITIES
  Mortgage Payable                        4,203,973   4,251,693
  Less Current Maturities                (   48,000) (   53,500)
                                          ---------   ---------
                                          4,155,973   4,198,193
                                          ---------   ---------
  Due To Related Parties                    109,189      67,808
                                          ---------   ---------
     Total Liabilities                    4,507,455   4,516,359

PARTNERS' EQUITY                          1,047,749   1,204,073
                                          ---------   ---------
                                         $5,555,204  $5,720,432
                                          =========   =========






















     The accompanying notes are an integral part of these statements.

                RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                         STATEMENT OF OPERATIONS
                       DECEMBER 31, 1996 AND 1995


                                             1996        1995
Revenue                                      ----        ----
  Rents                                 $ 1,057,648 $ 1,054,100
  Laundry and Miscellaneous Income            3,037       4,518
  Interest Income                               314         997
                                          ---------   ---------
                                          1,060,999   1,059,615
                                          ---------   ---------
Expenses
  Renting                                    15,049       6,849
  Administrative                             85,294      83,578
  Management Fee                             62,985      63,164
  Operating                                 267,760     279,930
  Maintenance                                70,167      87,237
  Taxes                                      19,207      13,289
  Insurance                                  80,888     105,704
  Interest on Mortgage                      422,765     427,638
  Other Interest                              1,220         216
  Depreciation and Amortization             191,988     188,496
                                          ---------   ---------
                                          1,217,323   1,256,101
                                          ---------   ---------
Net Loss From Rental Operations         $(  156,324)$(  196,486)
                                          =========   =========






















     The accompanying notes are an integral part of these statements.
                                    -6-


                RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                      STATEMENT OF PARTNERS' EQUITY
                       DECEMBER 31, 1996 AND 1995


                                           General     Limited
                                Total     Partners     Partner
                                -----     --------     -------

Partners' Equity            $   960,438   $ 24,068  $   936,370

Payment Of Subscription
  Receivable                  1,216,000               1,216,000

Distributions (Note F)       (  162,278)  (137,615)  (   24,663)

Cumulative Net (Loss)        (  613,601)  (  6,136)  (  607,465)
                              ---------    -------    ---------
Partners' Equity
  December 31, 1994           1,400,559   (119,683)   1,520,242

Net (Loss) 1995 (Note G)     (  196,486)  (  1,965)  (  194,521)
                              ---------    -------    ---------
Partners' Equity
  December 31, 1995         $ 1,204,073  $(121,648) $ 1,325,721

Net (Loss) 1996 (Note G)     (  156,324)  (  1,563)  (  154,761)
                              ---------    -------    ---------
Partners' Equity
  December 31, 1996         $ 1,047,749  $(123,211) $ 1,170,960
                              =========    =======    =========

Percentage (Note F)                100%          1%         99%
                                   ====        ====        ====














     The accompanying notes are an integral part of these statements.

                 RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                          STATEMENT OF CASH FLOWS
                   YEARS ENDED DECEMBER 31, 1996 AND 1995
                                                  1996        1995
Cash Flow From Operating Activities               ----        ----
  Net Loss                                     $(156,324)  $(196,486)
  Adjustments to Reconcile Net Loss
  to Net Cash Provided (Used) By
  Operating Activities
    Depreciation                                 188,839     185,347
    Amortization                                   3,149       3,149
    (Increase) Decrease in Accounts
    Receivable - Tenant                            1,875    (  2,076)
    (Increase) Decrease in Accounts
    Receivable - Subsidy                             213    (  4,083)
    (Increase) Decrease in Miscellaneous
    Receivables                                 (    788)      1,263
    (Increase) Decrease in Prepaid Insurance       1,760    (  8,098)
    Increase (Decrease) in Accounts Payable     ( 11,499)     62,441
    Increase (Decrease) in Accounts Payable -
       Housing Authority                           3,462
    Increase (Decrease) in Accrued Expenses        5,105       5,054
    Net Security Deposits Received (Paid)          1,891       2,048
       Net Cash Provided (Used) by               -------     -------
          Operating Activities                    37,683      48,559
                                                 -------     -------
Cash Flows From Investing Activities
  Deposits To Reserve For Replacements          ( 21,170)   ( 21,775)
  Withdrawals From Reserves                       21,434      46,863
  Purchase of Fixed Assets                      ( 31,935)   ( 54,128)
       Net Cash Privided by (Used In)            -------     -------
          Investing Activities                  ( 31,671)   ( 29,040)
                                                 -------     -------
Cash Flows From Financing Activities
  Increase (Decrease) in Related Party Debt       41,381      25,514
  Repayment of Long-Term Debt                   ( 47,720)   ( 52,710)
  Distribution to General Partners                                 -
       Net Cash Provided by (Used In)            -------     -------
          Financing Activities                  (  6,339)   ( 27,196)
                                                 -------     -------
Net Increase (Decrease) in Cash Equivalents     (    327)   (  7,677)
Cash and Equivalents, Beginning of Year            1,087       8,764
                                                 -------     -------
Cash and Equivalents, End of Year              $     760   $   1,087
                                                 =======     =======
Supplemental Schedule of Cash Flow
  Information:
    Cash Paid During The Year For
     Interest                                  $ 424,379   $ 428,299
                                                 =======     =======

       The accompanying notes are an integral part of these statements.

                RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                      NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1996


NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

Capitalization and Depreciation
--------------------------------
Land, buildings and improvements are recorded at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are to be reduced by the related costs and accumulated depreciation. The resulting gains and losses are to be reflected in the statement of operations.

Amortization
------------
Mortgage costs are amortized above the term of the mortgage loan using the effective interest method.

Pre-opening and organization costs are amortized over sixty months using the straight-line method.

Income Taxes
------------
No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

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



                                    -9-


                RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1996


NOTE C - PARTNERS' CAPITAL CONTRIBUTIONS

The partnership has three general partners - Mark A. Berezin, Herbert G. Berezin, and Stephen L. Berezin, and one investor limited partner - American Affordable Housing II Limited Partnership. As of December 31, 1996 and 1995, each general partner and the investor limited partner have made capital contributions of $3 and $2,186,118 respectively.

NOTE D - LONG-TERM DEBT

Long-Term Debt
--------------
The mortgage loan is $4,500,000 with interest and principal payable for 30 years. The interest rate for the first 3 years after the conversion date shall be the greater of the 3 year United States Treasury Note Rate in Effect on the conversion date plus 2.5% per annum or 10% per annum. The rate shall be adjusted every 3 years to a rate equal to 2.5% plus the then 3 year treasury note rate in effect. The current interest rate is 10%.

The partnership buildings are pledged as collateral for the mortgage.

The mortgage loan is nonrecourse debt by deeds of trust on the related real estate.

Aggregated maturities of long-term debt for the next five years are as follows:

                   1997                     $ 48,000
                   1998                     $ 50,000
                   1999                     $ 52,000
                   2000                     $ 54,000
                   2001                     $ 56,000


In accordance with the Housing Authority agreement, a reserve for replacements is to be funded $21,143 annually. In 1996, the account was funded $21,170 including interest.

                RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1996

NOTE E - TRANSACTIONS WITH THE AFFILIATES AND RELATED PARTIES
Acquisition Costs
-----------------
The partnership acquired land and buildings for $1,732,802 in 1988, from a partnership owned by the general partners. These costs have been capitalized into the basis of the real estate.

Management Fees
---------------
In accordance with the partnership agreement, the partnership paid Marken Properties, Inc., a related party of general partners, management fees of $62,985 and $63,164 in 1996 and 1995 for services rendered in connection with the leasing and operation of the project. The fee for its services is equal to approximately 6% of the project's rental income.

Annual Investor Service Fee
---------------------------
An annual investor service fee of $5,500 is payable to Boston Capital Communication, Inc., an affiliate of American Affordable Housing II Limited Partnership, an investor limited partner which holds a 99% interest in the partnership, for services to be rendered in reporting to the investor limited partner. For the years ended December 31, 1996 and 1995, $5,500 was charged to operations.

Development Fee
---------------
The partnership has incurred and paid a development fee of $1,596,410 to HMSB Inc., a corporation wholly owned by the general partners, for services rendered to the partnership for overseeing the construction of the project.

Amounts Due to Related Parties
------------------------------
Amounts due to related parties and affiliates at December 31, 1996 and 1995, are as follows:
                                               1996          1995
                                               ----          ----
Interstate Plumbing and Heating  Inc.,
related party of the general partners,
for operating supplies.                        1,006         9,413

Hampden  Contractors Inc.,  a  related
party of the general partners for  oil
and heating contract service.                  9,744        21,612

Marken  Properties  Inc.,   a  related
party  of  the  general  partners  for
management     fees    and     general
administrative expense.                       59,894        36,783

                RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            DECEMBER 31, 1996


NOTE E - TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES
         (CONTINUED)

Holyoke House Apartments, a related
party of the general partners for
administrative expenses.                       2,214

Sargeant West Apartments,Associates, a
related party of the general partners
for administrative expenses                    2,049

Various related party entities for
insurance premiums                            34,282
                                             -------       -------
                                           $ 109,189     $  67,808
                                             =======       =======

The three limited partners own 100% of the outstanding stock of several companies which provide services to the project, including management of the premises. During 1996, the total amount paid or accrued by the partnership to the related parties for goods and services approximated $316,168.

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

In accordance with the proposed regulatory agreement, the annual distribution is limited to $2,700, and is cumulative. Further, that until the fifteenth anniversary of the admission date, all cash flow shall be paid into a reserve account to fund the cost of paying increased debt service on the mortgage due to rate increases and costs of refinancing. Any funds remaining in the reserve account shall be disbursed to the partners on the fifteenth anniversary or at any earlier time approved by Boston Capital and the general partners. A special distribution of $4,073 was made to the General Partners in 1989.

                RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1996

NOTE F - PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS
         (CONTINUED)

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

NOTE G - TAXABLE INCOME (LOSS)

  A reconciliation of financial statement net earnings (loss) to taxable income (loss) of the partnership for the years ended December 31, 1996 and 1995 are as follows:
                                             1996           1995
                                             ----           ----
    Financial statement net earnings
      (loss)                              $(156,324)    $(196,486)
    Adjustments
      Other Timing Difference              (  1,761)
      Excess of depreciation for income
        tax purposes over financial
        reporting purposes                 ( 71,754)     ( 84,078)
                                            -------       -------
    Taxable income (loss) as
      shown on tax return                 $(229,839)    $(280,564)
                                            =======       =======
                                      -13-




















                         SUPPLEMENTAL INFORMATION

                RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
      SCHEDULES OF RENTING, ADMINISTRATIVE, OPERATING, MAINTENANCE,
               TAXES AND INSURANCE, AND INTEREST EXPENSES
                 YEARS ENDED DECEMBER 31, 1996 AND 1995


                                             1996        1995
                                             ----        ----
Renting Expenses
  Collections                              $   3,462   $   1,187
  Credit Check                                 1,280         820
  Miscellaneous                               10,307       4,842
                                            --------    --------
                                           $  15,049   $   6,849
                                            ========    ========
Administrative Expenses
  Office Salaries and Fringe Benefits      $  43,384   $  39,605
  Office Expense                              12,780      11,954
  Legal                                        2,050       4,835
  Auditing                                     7,500       7,500
  Telephone                                    4,208       4,672
  Accounting Fee                               5,500       5,500
  Computer Fees                                1,527       1,921
  Advertising                                  1,145         391
  Miscellaneous                                7,200       7,200
                                            --------    --------
                                           $  85,294   $  83,578
                                            ========    ========
Management Fee                             $  62,985   $  63,164
                                            ========    ========
Operating Expenses
  Maintenance Wages & Fringe Benefits      $  71,919   $  66,595
  Cleaning Supplies & Contract                 7,315      12,937
  Fuel/Oil                                    65,765      49,395
  Gas                                         12,991      11,108
  Electricity                                 10,580      15,724
  Water and Sewer                             75,901     113,864
  Exterminating                               12,200       1,097
  Garbage and Trash                           11,089       9,210
                                            --------    --------
                                           $ 267,760   $ 279,930
                                            ========    ========

                RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
      SCHEDULES OF RENTING, ADMINISTRATIVE, OPERATING, MAINTENANCE,
         TAXES AND INSURANCE, AND INTEREST EXPENSES - CONTINUED
                 YEARS ENDED DECEMBER 31, 1996 AND 1995



                                             1996        1995
                                             ----        ----
Maintenance Expenses
  Grounds Supplies                        $      89   $      48
  Grounds Contract                                          117
  Repairs Material                           20,347      28,911
  Repairs Contract                           16,412      27,146
  HVAC Repairs and Maintenance                8,521      11,773
  Snow Removal                                  928       1,147
  Decorating Supplies                         8,231       7,857
  Decorating Contract                         9,114       5,675
  Vehicle/Maintenance Equipment               6,525       4,563
                                           --------    --------
                                          $  70,167   $  87,237
                                           ========    ========
Taxes and Insurance Expense
  Real Estate Taxes                       $  19,207   $  13,289
  Property Insurance                         80,888     105,704
                                           --------    --------
                                          $ 100,095   $ 118,993
                                           ========    ========
Interest Expense
  Interest on First Mortgage              $ 422,765   $ 427,638
  Other Interest                              1,220         216
                                           --------    --------
                                          $ 423,985   $ 427,854
                                           ========    ========