Form 10-Q
period 1997-09-30
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 1997-11-14
CIK 815024

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended    September 30, 1997
                                     ------------------
                                              or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to ________

Commission file number    0-17696


-----------------------------------------------------------------
------

         AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
-----------------------------------------------------------------
------
       (Exact name of registrant as specified in its charter)

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
624-8900

-------------------
-----------------------------------------------------------------
------
(Former name, former address and former fiscal year, if changed since last report)

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

          AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
          --------------------------------------------------
                      QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTER ENDED SEPTEMBER 30, 1997
               ------------------------------------------


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



 PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K

            Signatures

           American Affordable Housing II Limited Partnership

                                BALANCE SHEETS

                                    ASSETS

                                             September 30,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
                                             -----------
----------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (note D)                     $2,996,502
$3,347,143

OTHER ASSETS
   Cash and cash equivalents                      3,261
14,290
   Notes receivable                              40,000
40,000
   Other assets                                   7,849
7,849
                                              ---------
---------

                                             $3,047,612
$3,409,282
                                              =========
=========


                                 LIABILITIES

Accounts payable affiliates                  $3,771,538
$3,539,181
Accounts payable                                  3,500
3,500
                                              ---------
---------
                                              3,775,038
3,542,681
                                              ---------
---------

PARTNERS' CAPITAL
   Limited Partners
     Units of limited partnership
     interest, $1,000 stated value per
     unit; issued and outstanding,
     26,501 units (note A)                     (490,246)
97,841

   General Partners                            (237,180)
(231,240)
                                              ---------
---------
                                               (727,426)
(133,399)
                                              ---------
---------

                                             $3,047,612
$3,409,282
                                              =========
=========



     The accompanying notes are an integral part of these statements.

              American Affordable Housing II Limited Partnership

                           STATEMENTS OF OPERATIONS

                       Three Months Ended September 30,

                                 (Unaudited)

                                                  1997
1996
Income                                            ----
----
  Interest income                             $     114     $
238
  Miscellaneous income                                -
-
                                               --------
--------

                                                    114
238
                                               --------
--------

Share of loss from Operating
  Partnerships (note D)                        (179,650)
(196,069)
                                               --------
--------

Expenses
  Professional fees                              30,083
24,900
  General and administrative expenses             4,229
1,160
  Asset management fees (note C)                105,665
107,035
                                               --------
--------

                                                139,977
133,095
                                               --------
--------

  NET LOSS                                    $(319,513)
$(328,926)
                                               ========
========

Net loss allocated to general partners        $  (3,195)    $
(3,289)
                                               ========
========

Net loss allocated to limited partners        $(316,318)
$(325,637)
                                               ========
========

Net loss per unit of limited
  partnership interest                        $     (12)    $
(12)
                                               ========
========





       The accompanying notes are an integral part of these statements.


                                       2
                American Affordable Housing II Limited
Partnership

                           STATEMENTS OF OPERATIONS

                        Six Months Ended September 30,

                                 (Unaudited)

                                                  1997
1996
Income                                            ----
----
  Interest income                             $     217     $
542
  Miscellaneous income                                -
382
                                               --------
--------

                                                    217
924
                                               --------
--------

Share of loss from Operating
  Partnerships (note D)                        (344,992)
(332,043)
                                               --------
--------

Expenses
  Professional fees                              30,083
35,615
  General and administrative expenses            11,437
7,758
  Asset management fees (note C)                207,732
210,089
                                               --------
--------

                                                249,252
253,462
                                               --------
--------

  NET LOSS                                    $(594,027)
$(584,581)
                                               ========
========

Net loss allocated to general partners        $  (5,940)    $
(5,846)
                                               ========
========

Net loss allocated to limited partners        $(588,087)
$(578,735)
                                               ========
========

Net loss per unit of limited
  partnership interest                        $     (22)    $
(22)
                                               ========
========





       The accompanying notes are an integral part of these statements.


           American Affordable Housing II Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                       Six Months Ended September 30, 1997

                                 (Unaudited)



                                Limited        General
                                Partners       Partners     Total
                                --------       --------     -----


Partners' capital (deficit),
    April 1, 1997              $  97,841     $(231,240)
$(133,399)


Net loss                        (588,087)       (5,940)
(594,027)
                                ---------      --------
---------


Partners' capital (deficit),
 September 30, 1997            $(490,246)    $(237,180)
$(727,426)
                                =========     ========
=========



















       The accompanying notes are an integral part of these statements.

              American Affordable Housing II Limited Partnership

                           STATEMENTS OF CASH FLOWS

                 Six Months Ended September 30,

                                 (Unaudited)

                                               1997
1996
                                               ----
----
Cash flows from operating activities:
    Net loss                               $(594,027) $
(584,581)
    Adjustments
       Cash flow from Operating
         Partnerships                          5,649       10,351
       Share of loss of Operating
         Partnerships                        344,992      332,043
    Changes in assets and liabilities
       Increase in accounts payable
         and accrued expenses                232,357      183,216
                                             --------
---------

         Net cash provided by (used in)
           operating activities              (11,029)
(58,972)
                                             --------
---------

Cash flows from investing activity:
     Repayments of loans to
       Operating Partnerships                      -       38,875
                                             --------
---------
         Net cash provided by
           investing activity                      -       38,875
                                             --------
---------

         INCREASE (DECREASE) IN CASH         (11,029)
(20,096)

Cash and cash equivalents, beginning          14,290       34,944
                                             --------
---------

Cash and cash equivalents, ending           $  3,261  $    14,848
                                             ========
=========





       The accompanying notes are an integral part of these statements.

                                        5
                American Affordable Housing II Limited
Partnership

                        NOTES TO FINANCIAL STATEMENTS

                             September 30, 1997

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

       The condensed financial statements included herein as of September 30,
1997 and for the three and six months then ended have been prepared by the
Registrant, without audit, pursuant to the rules and regulations of the
Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report Statement on Form 10-K.

       The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the fiscal year ending
March 31, 1998.

             American Affordable Housing II Limited Partnership
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              September 30, 1997
                                 (Unaudited)
NOTE C - RELATED PARTY TRANSACTIONS

       An annual asset management fee based on 0.5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued as payable to Boston Capital Asset Management Limited Partnership
(formerly Boston Capital Communications Limited Partnership).
The portion of
the annual asset management fee accrued for the quarters ended
September 30,
1997 and 1996 was $110,465 for both years, respectively.

       Affiliates of the General Partner have advanced $113,915 to the
Partnership to pay certain operating expenses. This and any additional advances will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in
Operating Partnerships.

       On December 23, 1994 an affiliate of the General Partners funded
$100,375, interest free, to the Partnership so that it could make a $100,375 loan to the Operating Partnership Washington Mews. The loan enabled the
Operating Partnership to refinance its mortgage at a more favorable rate, and will be repaid by the Operating Partnership with surplus cash from operations over the course of the three years. As repayments are received from
Washington Mews, they will be used to repay the funding, free of interest, from the General Partners' affiliate. As of September 30, 1997 Washington
Mews has paid the Partnership $60,375.  As of September 30, 1997
$60,375 has
been repaid to the affiliate leaving a balance of $40,000.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

       At September 30, 1997 and 1996, the Partnership had limited partnership equity interests in fifty Operating
Partnerships, each of which owned an apartment complex.

       Under the terms of the Partnership's investment in each Operating
Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments upon each Operating Partnership achieving specified levels of construction and/or operations. At September 30, 1997 and 1996, all such capital contributions had been paid to the Operating Partnerships.

       The Partnership's fiscal year ends March 31st of each
year, while all
the Operating Partnerships' fiscal years are the calendar year.
Pursuant to
the provisions of each Operating Partnership Agreement, financial results for
each of the Operating Partnerships are provided to the
Partnership within 45
days after the close of each Operating Partnership's quarterly period.
Accordingly, the current financial results available for the
Operating
Partnerships are for the three months ended March 31, 1997.
                                        7

              American Affordable Housing II Limited Partnership
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              September 30, 1997
                                 (Unaudited)

                COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS-Cont.

        The unaudited combined summarized statements of
operations of the
Operating Partnerships for the six months ended June 30, 1997 and
1996
are as follows:

                                          1997             1996
 Revenues                                 ----             ----
  Rental income                      $ 4,807,312      $ 4,764,285
  Interest and other                     193,031          189,630
                                       ----------       --
--------
                                       5,000,343        4,953,915
                                       ----------       -
---------
Expenses
  Interest expense                     1,551,884        1,525,112
  Depreciation and amortization        1,473,051        1,584,650
  Operating expenses                   3,156,614        3,019,160
                                       ----------       -
---------
                                       6,181,549        6,128,922
                                       ----------       -
---------

          NET LOSS                   $(1,181,206)
$(1,175,007)
                                       ==========
==========
Net loss allocated to American
  Affordable Housing II Limited
  Partnership                         $ (344,992)     $
(332,043)
                                       ==========
==========
Net loss allocated to other partners  $  (11,812)     $
(11,750)
                                       ==========
==========
Net loss suspended                    $ (824,402)     $
(831,214)
                                       ==========
==========

        The variance in allocated loss from the Operating Partnerships for the six months ended June 30, 1997 and 1996 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The
Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the
Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

              American Affordable Housing II Limited Partnership

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                              September 30, 1997

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

    The Partnership is currently accruing the annual asset management fee.
Asset management fees accrued during the quarter ended September 30, 1997 were $110,465 and total asset management fees accrued as of September 30, 1997 were $3,616,799. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

    Affiliates of the General Partners have advanced $113,915 to the
Partnership to pay certain third party operating expenses. This and any additional advances will be paid, without interest, from available cash flow, reporting fees or the proceeds of sales or refinancing of the
Partnership's interests in Operating Partnerships.

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


Capital Resources
-----------------

    The Partnership received $26,501,000 in subscriptions for Units (at
$1,000 per Unit) during the period February 2, 1988 to September
21, 1988
pursuant to the Public Offering, resulting in net proceeds available for investment in Operating Partnerships (after payment of acquisition fees and expenses and funding of a reserve) of $18,550,700. As of September 30,
1997 the Partnership had committed to investments requiring cash payments of
$18,613,764, all of which had been paid at September 30, 1997. At
September
30, 1997 the Partnership held working capital of $3,261.


Results of Operations
---------------------

    As of September 30, 1997 and 1996 the Partnership held limited partnership interests in 50 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment
Complex which initially complied with the Minimum Set-Aside Test
(i.e.,
occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

    As of September 30, 1997 and 1996 the Qualified Occupancy of the Operating Partnership's was 99.5% and 99.9%, respectively.

    The Partnership had invested in a total of 50 Operating Partnerships as of September 30, 1997 and 1996. During the quarters ended September 30, 1997 and 1996, the Partnership received cash flow distributions of $5,126 and $0 respectively, and reporting fees of $4,800 and $3,430, respectively, from the Operating Partnerships. The reductions are a result of timing variances in the cash receipts from the Operating Partnerships. No significant distributions of cash flow or reporting fees from the Operating Partnerships are anticipated due to the restrictions on rents which apply to low-income apartment complexes such as those invested in by the Partnership.

        The Partnership incurred an annual asset management fee to Boston
Capital Asset Management Limited Partnership (formerly Boston
Capital
Communications Limited Partnership) in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual asset management fee incurred, net of reporting fees received, during the quarters ended September 30, 1997 and 1996 was $105,665 and $107,035 respectively.












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



                                American Affordable Housing II
                                Limited Partnership



                           By:  Boston Capital Associates Limited
                                Partnership



                           By:  C&M Associates, d/b/a
                                Boston Capital Associates,



Date:  November 14, 1997      By:  /s/JOHN P. MANNING
                                   ---------------------------
                                   John P. Manning, Partner























