Form 10-K405
period 1998-03-31
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 1998-06-30
CIK 815024

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                               FORM 10-K


[x] Annual report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the fiscal year ended March 31, 1998 or
                          --------------

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


              DOCUMENTS INCORPORATED BY REFERENCE





The following documents of the Registrant are incorporated by reference:

     Form 10-K
       Parts                  Documents
     ---------                ---------
     Parts III and IV         Prospectus of the registrant dated
                              September 22, 1988, as supplemented



            AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
                  (a Massachusetts limited partnership)

                FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED
                               March 31,1998

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

    The offering of Class A Limited Partner interests (the
"Units") in the
Partnership (the "Public Offering") began on February 2, 1988 and was
concluded on September 21, 1988.  Investors purchasing 26,501
Units
contributed $26,501,000 to the Partnership.  The Partnership held interests in
50 Operating Partnerships at March 31, 1998.  See Item 2.
                                    1


Item 2.     Properties

    As of its fiscal year ending March 31, 1998, the Partnership held Limited
Partnership interests in the Operating Partnerships described below. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each
Apartment Complex which initially complied with the Minimum
Set-Aside Test
(i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating
Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General
Partners believe that there is adequate casualty insurance on the properties.

    Please refer to Item 7. "Management's Discussion and Analysis of Financial
Condition and Results of Operations" for a more detailed discussion of operational difficulties experienced by certain of the Operating
Partnerships.

































            American Affordable Housing II Limited Partnership

                     PROPERTY PROFILES AS OF March 31, 1998

                                   Mortgage
                                   Balance     Construc-
Qualified Capital
                                    As of        tion
Occupancy Contrib-
Property Name    Location    Units 12/31/97    Completion
3/31/98    uted
----------------------------------------------------------------
-------------

Anacapa          Lake Havasu,
Apartments         AZ         40    1,424,640    4/88
100%    348,915

Anthony Garden   Green Valley,
Apartments         AZ        100    3,864,835    3/89
97%    751,267

Blairview        Blairsville, 42
Apartments         PA               1,431,998   12/88
95%    308,388

Bloomfield       Bloomfield,
Apartments         MO         16      367,901    6/88
100%     62,878

Boardman Lake    Travers City,
II Apartments      MI         32      978,259    5/89
100%    202,700

Bowdoinham       Bowdoinham,
Estates            ME         25    1,295,583    5/89
100%    308,824

Brookhollow      Brookshire,
Apartments         TX         48      893,099    8/88
100%    160,000

Center Way       Shelbyville,
Apartments         TN         20      611,102    7/88
100%    136,620

Carthage         Carthage,
Court              NY         32    1,277,004   10/88
100%    270,000

Casa             Belen,
Valencia           NM         39    1,483,172   12/88
100%    303,000

Cedar Forest     Brewton,
Apartments         AL         33      971,471    6/88
100%    219,696

Charters Cove    St. Ignace,
Apartments         MI         24      772,183    5/88
100%    166,200

Deer Crossing    Farmington,
Apartments         ME         24    1,182,904    4/89
95%    312,920

                American Affordable Housing II Limited
Partnership

                     PROPERTY PROFILES AS OF March 31, 1998

Continued
---------                          Mortgage
                                   Balance     Construc-
Qualified Capital
                                    As of        tion
Occupancy Contrib-
Property Name    Location    Units 12/31/97    Completion
3/31/98    uted
-----------------------------------------------------------------
-------------

East Ridge         Southwest Harbor,
Estates              ME      25      1,247,652     9/88
100%     294,771

Fairbanks Flats    Beloit,
Apartments           WI      24        542,098    12/88
100%     313,040

Fredericktown      Fredericktown,
Apartments II        MO      16        370,054     5/88
100%      79,670

Harbor Hill        Bar Harbor,
Estates              ME      25      1,246,995     2/89
100%     325,500

Harbour Oaks       East China,
Apartments           MI      32        897,902    11/88
100%     191,500

Harvest View       Garden City,
                     MO      16        384,903     6/88
100%      86,785

Kersey          Kersey,
Apartments           CO      32      1,177,532    10/88
100%     226,000

Kingsley Park      Essex,
Apartments           MD     312     10,851,302    10/88
100%   1,750,000

Liberty Center     Jacksonville,
                     FL     109      1,176,473    10/88
100%   1,014,770

Malone Senior      Malone,
Housing              NY      40      1,482,911    11/88
97%     309,000

Maple Tree         Mapleton,
Estates              ME      25      1,241,671     4/89
100%     325,500

Michelle Manor     Green Valley,
Apartments           AZ      24        905,633     9/88
100%     174,264

Middleburg Bluffs  Middleburg,
                     FL      45      1,410,284     3/89
100%     375,283


               American Affordable Housing II Limited Partnership

                     PROPERTY PROFILES AS OF March 31, 1998

Continued
---------                          Mortgage
                                   Balance      Construc-
Qualified Capital
                                    As of         tion
Occupancy Contrib-
Property Name    Location    Units 12/31/97   Completion
3/31/98     uted
-----------------------------------------------------------------
-------------

Nicollete       Minneapolis,
Island Homes       MN        22     1,113,991     12/88     100%
713,000

Paige Hall       Minneapolis,
Apartments         MN        69     2,253,150      4/89     100%
472,336

Partridge        McMinnville,
Meadows            TN        48     1,399,324     10/88      97%
296,461

Perramond        Madawaska,
Estates            ME        25     1,182,598      4/89     100%
287,000

Pine Knoll       Smithfield,
Manor              NC        33     1,360,267      5/89     100%
309,450

Pine Ridge       Port St. Joe,
Apartments         FL        50     1,509,522      6/88     100%
384,180

Pine Terrace     Callahan,
Apts. Phase III    FL        40     1,192,117      1/89     100%
309,500

Platteville      Platteville,
Apartments         CO        16       545,184     10/88     100%
120,000

River Place      Holyoke,
Apartments         MA       100     4,151,274      3/89     100%
1,824,000

Sara Pepper      Dixfield,
Place              ME        12       648,158      3/88     100%
171,189

Silver Pines     Fryburg,
Apartments         ME        25     1,407,600      8/88     100%
351,547

South Estates    Nebraska City,
                   NE        15       434,528      7/88     100%
85,911

South View III  Marionville,
                   MO         8      195,920       5/88     100%
42,100



               American Affordable Housing II Limited Partnership

                     PROPERTY PROFILES AS OF March 31, 1998

Continued
---------                          Mortgage
                                   Balance      Construc-
Qualified Capital
                                    As of         tion
Occupancy Contrib-
Property Name    Location    Units 12/31/97    Completion
3/31/98    uted
-----------------------------------------------------------------
-------------

Southview Place  Lovington,
Apts               NM        48    1,092,500     2/89       100%
245,602

Spring Hollow    Springfield,
Apartments         GA        52    1,436,215     3/88       100%
321,860

Stokes Rowe      Philadelphia,
                   PA        16    1,054,279     6/88       100%
673,000

Story Hill       Washburn,
Estates            ME        24    1,210,016     1/89       100%
322,425

Suncrest         Newport,
Apartments         TN        32      971,505     5/88        96%
210,960

Lodging House at Boston,
300 Shamut Ave.,   MA        15      640,172    12/88       100%
508,000
The

Village Chase    Zephyrhills,
Apts               FL        48    1,499,414     4/89       100%
386,368

Village Walk     Zephyrhills,
Apartments         FL        43    1,390,566     3/89       100%
362,500

Washington Mews  Dorchester,
                   MA        20      879,223    12/88       100%
510,000

Wildwood         Statesboro,
Villas II          GA        58    1,480,847     9/88       100%
369,260

Willowbrook      Immokalee,
Place              FL        41    1,316,810     3/88       100%
328,711




                                    6

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

       As of March 31, 1998, the Partnership had 2,363 registered holders of an aggregate of 26,501 Units.

       The Partnership made no distributions to its Limited
Partners from
Operating Partnership cash flow from its inception on May 13, 1987 through
March 31, 1998. Because the Partnership invested in Operating Partnerships owning apartment complexes which receive government assistance, the cash distributions which may be made by the Operating Partnerships are often restricted. The Partnership does not anticipate that it will provide significant cash distributions to its Limited Partners in circumstances other than refinancing or sale of apartment complexes by the Operating Partnerships.
































Item 6.     Selected Financial Data

       The information set forth below presents selected financial data of the
Partnership for each of the years in the five year period ended
March 31,
1998. Additional detailed financial information is set forth in the audited financial statements listed in Item 14 hereof.

                     March 31,  March 31,   March 31,    March
31,   March 31,
                       1998        1997       1996         1995
1994
                     --------   --------    --------     --------
--------


Operations
----------

Interest Income   $      331 $       743  $       783 $       520
$       223
Other Income           6,355       1,470            -       1,650
1,050
Share of Losses
  from Operating
  Partnerships      (383,653)   (795,677)  (1,047,309)
(1,392,030) (1,579,365)
Operating Expenses  (478,740)   (477,380)    (516,882)
(503,107)   (500,666)
                   ---------  ----------   ----------  ----------
----------
Net Loss          $ (855,707)$(1,270,844)
$(1,563,408)$(1,892,967)$(2,078,758)
                   =========  ==========   ==========  ==========
==========


Net Loss per Unit of
  Limited Partnership
  Interest        $  (31.97) $    (47.48) $    (58.40)$
(70.72)$    (77.66)
                   =========  ==========   ==========  ==========
==========


                   March 31,    March 31,   March 31,    March
31,  March 31,
Balance Sheet        1998         1997         1996        1995
1994
-------------      -------      --------    --------     --------
------
Total Assets      $3,022,949 $ 3,409,282  $ 4,274,839 $ 5,344,896
$ 6,635,981
                   =========  ==========   ==========  ==========
==========
Total Liabilities $4,012,055 $ 3,542,681  $ 3,137,394 $ 2,644,043
$ 2,042,161
                   =========  ==========   ==========  ==========
==========

Partners' Equity  $ (989,106)$  (133,399) $ 1,137,445 $ 2,700,853
$ 4,593,820
  (Deficit)        =========  ==========   ==========  ==========
==========


Other Data
----------
Credit Per BAC*   $   129.93  $   130.05  $    114.28 $    131.60
$    131.29
                   =========   =========   ==========  ==========
==========
* The credit per BAC data is reported for the calendar year which ends in the third quarter of the related fiscal year.


Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Liquidity
---------
    The Partnership's primary source of funds was the proceeds of its Public
Offering.  Other sources of liquidity have included (i) interest earned on
capital contributions held pending investment or held for working capital
reserves and (ii) cash distributions, if any, from operations of the Operating
Partnerships in which the Partnership has invested.  Both of these sources of
liquidity are available to meet the obligations of the
Partnership.  The
Partnership is currently accruing the annual asset management fees.  Asset
management fees accrued during the year ended March 31, 1998 were
$436,961
and total asset management fees accrued as of March 31, 1998 were $3,837,728.
Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sale or refinancing proceeds from Operating
Partnerships, and at that time proceeds from such sales or refinancing would be used to satisfy such liabilities.

    Affiliates of the General Partners have advanced $130,827 to the
Partnership to pay certain operating expenses. This and any additional advances will be repaid, without interest, from available cash flow, reporting fees or the proceeds of sales or refinancing of the Partnership's interests in
Operating Partnerships. The Partnership anticipates that as the Operating
Partnerships continue to mature more cash flow and reporting fees will be generated. Cash flow and reporting fees will be added to the Partnership's
Working Capital and will be available to meet future third party obligations of the Partnership. The Partnership is currently and will continue to aggressively pursue available cash flow and reporting fees. No significant distributions of cash flow from the Operating Partnerships are anticipated on a long term or short term basis due to the restrictions on rents which apply to low-income apartment complexes.

    During 1995 an affiliate of the General Partners funded
$100,375,
interest free, to the Partnership so that it could make a $100,375 loan to the
Operating Partnership Washington Mews.  The loan enabled the
Operating
Partnership to refinance its mortgage at a more favorable rate, and will be repaid by the Operating Partnership with surplus cash from operations over the course of the next three years. As repayments are received from Washington
Mews, they will be used to repay the funding, free of interest, from the
General Partners' affiliate. As of March 31, 1998 Washington Mews has paid the Partnership $60,375. This has been repaid to the affiliate leaving a balance of $40,000 as of March 31, 1998.

Capital Resources
-----------------
    The Partnership received $26,501,000 in subscriptions for Units (at $1,000 per Unit) during the period February 2, 1988 to September 21, 1988 pursuant to the Public Offering, resulting in net proceeds available for investment in
Operating Partnerships (after payment of acquisition fees and expenses and funding of a reserve) of approximately $18,550,700.  As of March
31, 1998, the
Partnership had committed to investments requiring cash payments of
$18,613,793, all of which has been paid. At March 31, 1998, the Partnership held working capital of $12,456. Since the Partnership has completed funding of all investments, it anticipates that there should be no significant need for capital resources in the future.

Results of Operations
---------------------
    The Partnership was formed with the investment objectives set forth above
under Item 1.    The Partnership incurred an annual asset
management fee to
Boston Capital Asset Management Limited Partnership (formerly
Boston Capital
Communications Limited Partnership) in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships. The annual asset management fee incurred for the fiscal year ended March 31, 1998 and 1997 was $427,161 and
$426,748, respectively. Because the Partnership is not expected to receive any significant cash flow from the Operating Partnerships in subsequent years, the annual asset management fee is currently being deferred and is expected to be paid from the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the fiscal years ended March 31,
1998 and 1997, the Partnership received $1,421 and $10,351 in distributions of cash flow and $9,800 and 15,110 of reporting fees from the Operating
Partnerships, respectively.

    The Partnership expects that all of its cash receipts will be used to pay operating expenses. The Partnership had interest income of $331 and $743 in the fiscal years ended March 31, 1998 and 1997, respectively. No other significant source of income is anticipated.

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

    As of March 31, 1998 and 1997 the Qualified Occupancy for the
Partnership was 99.5% and 99.6%, respectively.

    For the years ended December 31, 1997 and 1996 the Operating
Partnerships
reflected a net income (loss) of $590,279 and $(23,552),
respectively, when adjusted for depreciation which is a non-cash item.  The prior year loss is
the result of a one time non-cash impairment loss incurred by one of the
                                   11

Operating Partnerships. When adjusted for the impairment loss the Operating Partnerships reflected a net income of $359,448 for 1996.

    For the tax years ended December 31, 1997 and 1996 the Partnership generated $2,373,534 and $2,592,190, respectively, in passive income tax losses that were passed through to the investors. The Partnership also provided $130 in tax credits per BAC to the investors for each of the tax years ended December 31, 1997 and 1996. The Partnership has fully invested in 50 Operating Partnerships and as a result the operations of the Partnership should remain relatively consistent on an annual basis going forward.

Recent Accounting Statements Not Yet Adopted
--------------------------------------------
    On March 31, 1997, the partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 provides accounting and reporting standards for the amount of earnings per share. SFAS No. 129 requires the disclosure in summary form within the financial statements of pertinent fights and privileges of the various securities outstanding. The implementation of these standards has not materially affected the partnership's financial statements.

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employees' Disclosures about Pensions and Other Post-retirement Benefits." SFAS No. 130 is effective for years beginning after December 15, 1997. SFAS No. 131 and No. 132 are effective for years beginning after December 31, 1997 and early adoption is encouraged.

    The partnership does not have any items of other comprehensive income, does not have other segments of its business or when to report, and does not have any pensions or other post-retirement benefits. Consequently, these pronouncements are expected to have no effect on the partnership's financial statements.

    Boston Capital and its management have reviewed the potential computer problems that may arise from the century date change known as the "Year 2000"or "Y2K" problem. We are currently in the process of taking the necessary precautions to minimize any disruptions. The majority of Boston Capital's systems are "Y2K" compliant. For all remaining systems we have contacted the vendors to provide us with the necessary upgrades and replacements. Boston Capital is committed to ensuring that the "Y2K" issue will have no impact on our investors.


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

    Herbert F. Collins, age 68, is co-founder and Chairman of the Board of Boston Capital Corporation. Nominated by President Clinton and confirmed by the United States Senate, Mr. Collins served as the Republican private sector member of the Thrift Depositor Protection Oversight Board. During 1990 and 1991 he served as Chairman of the Board of Directors for the Federal Home Loan Bank of Boston, a 314-member, $12 billion central bank in New England. Mr. Collins is the co-founder and past President of the Coalition for Rural Housing and Development. In the 1980s he served as Chairman of the Massachusetts Housing Policy Commission to evaluate current programs and recommend future housing policy. Additionally, he served as a member of the Board of Directors of the Metropolitan Boston Housing Partnership and on the Mitchell-Danforth Task Force, which helped structure the 1990 federal Tax Credit legislation. Mr. Collins also is a past Member of the Board of Directors of the National Leased Housing Association and has served as a member of the U. S. Conference of Mayors Task Force on "HUD and the cities: 1995 and Beyond." Mr. Collins also was a member of the Fannie Mae Housing Impact Advisory Council and the Republican Housing Opportunity Caucus. He is Chairman of the Business Advisory Council and a member of the National
Council  of  State Housing Agencies Tax Credit Commission.   Mr.
Collins graduated from Harvard College. President Bush appointed him to the President's Advisory Committee on the Arts at the John
F. Kennedy Center for the Performing Arts. He is a leader in the civic community, serving on the Boards of Youthbuild Boston, the Pine Inn and I Have a Dream Foundation.

     John P. Manning, age 50, is co-founder, President and Chief Executive Officer of Boston Capital Partners, Inc., where he is responsible for strategic planning, business development and
corporate   investor   relations.     In   addition    to    his
responsibilities at Boston Capital, Mr. Manning is a proactive leader in the industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, to review and reform the Low Income
Housing  Tax  Credit.   He  was the founding  President  of  the
Affordable Housing Tax Credit Coalition, is a member of the board of the National Leased Housing Association and sits on the Advisory Board of the publication Housing and Development
Reporter.   During  the  1980s he served  as  a  member  of  the
Massachusetts Housing Policy Committee, as an appointee of the
                                                              13

Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee, on the critical role of the private sector in the success of the Low Income Housing Tax Credit Program. In 1996, President Clinton appointed him to the President's Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. Mr. Manning also is a leader in the civic community, serving on the Boards of Youthbuild Boston and the Pine Street Inn. Mr. Manning is a graduate of Boston College.

     Richard J. DeAgazio, age 53, is Executive Vice President of Boston Capital Partners, Inc., and is President of Boston Capital
Services,  Inc.   Mr. DeAgazio serves on the national  Board  of
Governors  of  the  National Association of  Securities  Dealers
(NASD), was the Vice Chairman of the NASD's District 11 Committee, and serves on the NASD's national Business Conduct
Committee,   the   State  Liaison  Committee  and   the   Direct
Participation Program Committee. He is a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter) and the Real Estate Investment Association. Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major
European   banks,  and  was  a  Vice  President  of  Burgess   &
Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He is a leader in the community and serves on the Business Leaders Council of the Boston Symphony, Board of Advisors for the Ron Burton Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.

     Christopher W. Collins, age 43, is an Executive Vice President and a principal of Boston Capital Partners, Inc., and is responsible for, among other areas, overseeing the investment portfolio of funds sponsored by Boston Capital and the acquisition of real estate investments on behalf of such funds. Mr. Collins has had extensive experience in real estate development activities, having founded and directed the American Development Group, a comprehensive real estate development firm, and has also had extensive experience in the area of acquiring real estate investments. He is on the Board of Directors of the National Multi-Housing Council and a member of the Massachusetts Housing Finance Agency Multi-Family Advisory Committee. He graduated from the University of New Hampshire.

     Anthony A. Nickas, age 38, is Chief Financial Officer of Boston Capital Partners, Inc., and serves on the firm's Operating
Committee.   He has twelve years of experience in the accounting
and finance field and has supervised the financial aspects of Boston Capital's project development and property management
affiliates.   Prior to joining Boston Capital in  1987,  he  was
Assistant Director of Accounting and Financial Reporting for the Yankee Companies, Inc., and was an Audit Supervisor for Wolf & Company of Massachusetts, P.C., a regional certified public accounting firm based in Boston. He graduated with honors from Norwich University.

    (f)     Involvement in certain legal proceedings.
            None.

    (g)     Promoters and control persons.
            None.

Item 11.    Executive Compensation

    (a), (b), (c), (d) and (e)

    The Partnership has no officers or directors. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, the Partnership has paid or accrued obligations to the
General Partners and their affiliates for the following fees during the 1998 fiscal year:

    1. An annual asset management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership). The annual asset management fee accrued during the year ended March 31, 1998 was $436,961. The fee is payable without interest as sufficient funds become available.

    2. The Partnership has accrued as payable to affiliates of the General Partners a total of $2,441 for amounts charged to operations during the year ended March 31, 1998. The charges include, but may not be limited to postage, printing, travel, and overhead allocations.

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

Item 13.    Certain Relationships and Related Transactions

    The Partnership has no officers or directors. However, under the terms of the Public Offering, various kinds of compensation and fees are payable to the
General Partners and their affiliates during the organization and operation of the Partnership. Additionally, the General Partners will receive distributions from the Partnership if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement.
The amounts and
kinds of compensation and fees are described on pages 9 to 11 of the
Prospectus under the caption "Compensation of General Partners and Affiliate", which is incorporated herein by reference. See Note B of Notes to Financial
Statements in Item 14 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partners and their affiliates during the period from
April 1, 1993 through March 31, 1998.

                                   PART IV
                                   -------
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
            8-K

    (a) 1.  Financial Statements
            --------------------
    American Affordable Housing II Limited Partnership

      Independent Auditors' Report

      Balance Sheets, March 31, 1998 and 1997

      Statements of Operations, Years ended March 31, 1998, 1997 and 1996

      Statements of Changes in Partners' Capital, Years ended
March 31,
      1998, 1997, and 1996

      Statements of Cash Flows, Years ended March 31, 1998, 1997 and 1996

      Notes to Financial Statements, Years ended March 31, 1998,
1997
      and 1996

    Liberty Center, Ltd.

      Independent Auditors' Report

      Balance Sheets, December 31, 1997 and 1996

      Statements of Operations, Years ended December 31, 1997 and
      1996

      Statements of Cash Flow, Years ended December 31, 1997 and
      1996

      Statements of Changes in Partners' Capital, Years ended
December 31,
      1997 and 1996

      Notes to Financial Statements, Years ended December 31,
1997 and
      1996








    Riverplace Apartments

      Independent Auditors' Report

      Balance Sheets, December 31, 1997 and 1996

      Statements of Operations, Years ended December 31, 1997 and
      1996

      Statements of Changes in Partners' Capital, Years ended
December 31,
      1997 and 1996

      Statements of Cash Flow, Years ended December 31, 1997 and
      1996

      Notes to Financial Statements, Years ended December 31,
1997 and
      1996

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

    (23)    None.

    (24)    None.

    (25)    None.

    (28)    Independent Auditors' Reports for Operating
Partnerships.

    (29)    None.


    (a)     Reports on Form 8-K
            -------------------
            No reports on Form 8-K were filed during the period ending March
            31, 1998.

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

                          By:  Boston Capital Associates, General
                               Partner

                               By:/s/ John P. Manning
                               ------------------------------
                               John P. Manning, Partner

Date:

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated:

SIGNATURE                        TITLE               DATE
---------                        -----               ----
Boston Capital Associates        General Partner     June 30,
1998
Limited Partnership

By: Boston Capital Associates,
    General Partner

    By: /s/ John P. Manning
    ----------------------------
    John P. Manning, Partner









SIGNATURE                       TITLE                          DATE
---------                       -----                          ----
Boston Capital Associates       General Partner


By: /s/ John P. Manning
    ------------------------                              June 30,
1998
    John P. Manning, Partner
-------------



    /s/ Herbert F. Collins
    ------------------------                              June 30,
1998
    Herbert F. Collins          General Partner
-------------
                                of Boston Capital
                                Associates, Principal
                                Executive Officer,
                                Principal Financial
                                Officer and Principal
                                Accounting Officer

    /s/ John P. Manning
    ------------------------                              June 30,
1998
    John P. Manning             General Partner
-------------
                                of Boston Capital



























                              INDEX TO EXHIBITS
                              -----------------


Exhibit            Description of Exhibit
-------            ----------------------
Page
----
(22)               Subsidiary of the registrant










































                                 Exhibit (22)



















































                                    22

                        Subsidiaries of the Registrant
                        ------------------------------
Each of the Operating Partnerships listed in the chart included in Item 2 may be considered a subsidiary of the Partnership.

                     FINANCIAL STATEMENTS AND INDEPENDENT
                   AUDITORS' REPORT
                  AMERICAN AFFORDABLE HOUSING II LIMITED
                       PARTNERSHIP
                     MARCH 31, 1998 AND 1997
 American Affordable Housing II Limited Partnership
                  TABLE OF CONTENTS


                                                             PAGE
INDEPENDENT AUDITORS  REPORT                                    3

FINANCIAL STATEMENTS

     BALANCE SHEETS                                             5

     STATEMENTS OF OPERATIONS                                   6

     STATEMENTS OF CHANGES IN PARTNERS  CAPITAL                 7

     STATEMENTS OF CASH FLOWS                                   8

     NOTES TO FINANCIAL STATEMENTS                              9

     SCHEDULE III - REAL ESTATE AND ACCUMULATED
       DEPRECIATION                                            19







Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

                     Reznick Fedder & Silverman
    Certified Public Accountants * A Professional
                     Corporation

    4520 East-West Highway * Suite 300 * Bethesda,
                 MD 20814-3319 (301) 652-9100 * Fax
                 (301) 652-1848

                    INDEPENDENT AUDITORS  REPORT

To the Partners
American Affordable Housing II
  Limited Partnership
     We  have audited the accompanying balance sheets
of American Affordable  Housing                              II  Limited
Partnership as of
March 31, 1998 and  1997,  and  the related
statements of operations, changes in partners
capital and cash flows for each of the three years in
the  period ended March 31, 1998.  These financial
statements are
the    responsibility   of   the  partnership's
management.  Our responsibility  is  to  express  an
opinion  on  these financial statements  based  on
our audits.  We did not audit the financial
statements  of  certain  operating partnerships in
which American Affordable  Housing   II   Limited
Partnership  owns  a  limited partnership  interest.
Investments in such partnerships comprise 37%  and
35% of the assets as of March 31, 1998 and 1997, and
6%, 9% and 12% of the partnership loss for each of
the three years in the  period  ended March 31, 1998,
of American Affordable Housing II  Limited
Partnership.    The  financial  statements  of these
partnerships  were  audited by other auditors, whose
reports have been  furnished  to us, and our opinion,
insofar as it relates to information  relating  to
these partnerships, is based solely on the reports of
the other auditors.
     We   conducted  our  audits  in  accordance
with  generally accepted  auditing  standards.
Those standards require that we plan  and  perform
the audit to obtain reasonable assurance about
whether   the   financial   statements   are   free
of  material misstatement.    An  audit  includes
examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.
     In our opinion, based on our audits and the reports of the other auditors referred to above, the financial statements referred to above present fairly, in all material respects, the financial position of American Affordable
Housing II Limited Partnership as of March 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

     We   have  also  audited  the  related
financial  statement schedule  listed  in Form 10-K,
item 14(a) of American Affordable Housing  II
Limited Partnership as of March 31, 1998. In our opinion, the schedule presents fairly the information required to be set forth therein, in conformity with generally accepted accounting principles.




Bethesda, Maryland
June 19, 1998

Marshall & Shafer, P.C.
Certified Public Accountants
10497 Town & Country Way, Suite 420
Houston, Texas 77024
713 / 973-8378     FAX 713 / 973-8377

INDEPENDENT AUDITOR'S REPORT

February 23, 1998

To the Partners
Brookhollow Manor, Ltd.

We have audited the accompanying balance sheet of Brookhollow Manor, Ltd. as of December 31, 1997 and
1996, and the related statements of operations, partners' equity (deficit), and cash flow for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying financial statements referred to above present fairly, in all material respects, the financial position of Brookhollow
Manor, Ltd. as of December 31, 1997 and 1996, and the results of its operation and its cash flows for the years then ended, in conformity with generally-accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 23, 1998, on our consideration of Brookhollow Manor, Ltd.'s internal control and on its compliance with laws and regulations.


Marshall & Shafer, P.C.
Houston, Texas


INDEPENDENT AUDITORS' REPORT

To the Partners
Carthage Court Housing Company

We have audited the accompanying balance sheets of FAIRBANKS FLATS, LIMITED PARTNERSHIP as of December
31, 1997, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carthage Court Housing Company as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The 1996 financial statements of Carthage Court
Housing Company were audited by other accountants whose report dated January 15, 1997, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 2, 1998, on our consideration of the Program's internal control structure and it's compliance with laws and regulations.


Fecteau & Company, P.C.
February 2, 1998
Albany, New York
Mueller, Walla & Albertson, P.C.
Certified Public Accountants
10714 Manchester Road  Suite 202
Kirkwood, Missouri 63122
(314) 822-6575

INDEPENDENT AUDITORS' REPORT

The Partners
Fredericktown Associates II, L.P.
Fredericktown, Missouri

We have audited the accompanying balance sheets of Fredericktown Associates II, L.P. (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended.
These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fredericktown Associates II, L.P. as of December 31, 1997 and 1996, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

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


Mueller, Walla & Albertson, P.C.
Certified Public Accountants

January 13, 1998
Members American Institute Of Certified Public
Accountants
Missouri Society Of Certified Public Accountants
Hunter & Associates, P.A.
4209 Baymeadows Road, Suite 2
Jacksonville, Florida 32217

Phone: (904) 731-9222
  Fax: (904) 731-0352

May 19, 1998

INDEPENDENT AUDITOR'S REPORT

To the Partners
Liberty Center, Ltd.

We have audited the accompanying balance sheets of Liberty Center, Ltd. As of December 31, 1997 and
1996, and the related statements of operations, partners' equity and cash flows 'for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Liberty Center, Ltd. As of December 31 1997 and 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Certified Public Accountants

Kenneth C. Boothe & Company, P.C.
Certified Public Accountants
1001 East Farm Road 700, Big Spring, Texas 79720
915-263-1324     Fax 915-263-2124

INDEPENDENT AUDITORS' REPORT

To the Partners
Lovington Housing Associates Limited Partnership dba Southview Place Apts.

We have audited the accompanying balance sheets of Lovington Housing Associates Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lovington Housing Associates
Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United
States, we have also issued a report dated January
20, 1998, on our consideration of Lovington Housing
Associates Limited Partnership's internal control structure and a report dated January 20, 1998, on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on Pages 19 through 20 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

KENNETH C. BOOTHE AND COMPANY, P.C.

January 20, 1998
Big Spring, Texas

Coopers & Lybrand L.L.P.
a professional services firm

Report of Independent Accountants

To the Partners
Malone Housing Redevelopment Company

We have audited the accompanying statements of financial position of Malone Housing Redevelopment
Company (A Limited Partnership), as of December 31,
1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Malone Housing Redevelopment
Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 19, 1998 on its compliance with laws and regulations.

Rochester, New York
January 19, 1998


Larson, Allen, Weishair & Co., LLP
Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

Partners
Nicollet Island Historic Homes,
  (a Minnesota Limited Partnership)
St Paul, Minnesota

We have audited the accompanying balance sheets of Nicollet Island Historic Homes, (a Minnesota Limited
Partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Nicollet Island Historic Homes, A
Minnesota Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

LARSON, ALLEN, WEISHAIR & CO., LLP
Saint Paul, Minnesota
January 20, 1998
Certified Public Accountants
Mahoney, Ulbrich, Christiansen & Russ P.A.
Suite 800 Capital Centre
386 North Wabasha
Saint Paul, Minnesota 55102
Telephone  612-227-6695    Fax  612-227-9796

The Partners
Paige Hall Limited Partnership
Minneapolis, Minnesota

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Paige Hall Limited Partnership as of December 31,
1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paige Hall Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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



Saint Paul, Minnesota
January 15, 1998
Bernard Robinson & Company, L.L.P.
Certified Public Accountants since 1947
Mailing Address:
P.O. Box 19608
Greensboro, NC  27419-9608
Fax 336-547-0840
Offices:
109 Muirs Chapel Road
Greensboro, NC  24710
Telephone 336-294-4494

INDEPENDENT AUDITOR'S REPORT

To the Partners
Pine Knoll Development Company
D/B/A Pine Knoll Manor
Smithfield, North Carolina

We have audited the accompanying balance sheets of Pine Knoll Development Company (a North Carolina limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pine Knoll Development Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 1998 on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

"Celebrating 50 Years of Excellence"

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

Bernard Roninson & Company, LLP
Certified Public Accountants

Greensboro, North Carolina
January 22, 1998

Page 2
GLOVER & GLOVER
Certified Public Accountants
206 Wilson Pike Circle
Brentwood, Tennessee 37027
(615) 370-0341  Fax 370-0342

M. Lawrence Glover, CPA
Byron L. Glover, CPA
Members: American Institute of CPAS - Tennessee
Society of CPAs

INDEPENDENT AUDITORS' REPORT

To the Partners
Shelbyville FH, Ltd.

We have audited the accompanying balance sheets of Shelbyville FH, Ltd. (a Tennessee limited partnership), RHS Project No.: 48 002 621246065, as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shelbyville FH, Ltd. as of December 31, 1997 and 1996, and the results of its operations, the changes in partners' capital, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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



Brentwood, Tennessee
March 25, 1998
GLOVER & GLOVER
Certified Public Accountants
206 Wilson Pike Circle
Brentwood, Tennessee 37027
(615) 370-0341   Fax 370-0342

To the Partners
Suncrest, Ltd.

We have audited the accompanying balance sheets of Suncrest, Ltd. (a Tennessee limited partnership), RHS
Project No.: 48 015 621251107, as of December 31,
1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Suncrest, Ltd. as of December
31, 1997 and 1996, and the results of its operations, the changes in partners' capital, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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




Brentwood, Tennessee
March 25, 1998
GLOVER & GLOVER
Certified Public Accountants
206 Wilson Pike Circle
Brentwood, Tennessee 37027

To the Partners
Warren Properties, Ltd.

We have audited the accompanying balance sheets of Warren Properties, Ltd. (a Tennessee limited partnership), FmHA Project No.: 48 089 621237357, as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warren Properties, Ltd. as of December 31, 1997 and 1996, and the results of its operations, the changes in partners' capital, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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




Brentwood, Tennessee
March 25, 1998

Bernard, Johnson & Company, P.C.
Certified Public Accountants and Business Advisors

INDEPENDENT AUDITORS' REPORT

To the Partners
 Washington Mews Limited Partnership

We have audited the accompanying balance sheet of Washington Mews Limited Partnership as of December
31, 1997 and 1996, and the related statements of income and partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Washington Mews Limited
Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 9 are presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Topsfield, Massachusetts
February 7, 1998

15 Main Street Topsfield, MA  01983 Tel (508) 887-
2220 Fax (508) 887-5443
54 Court Street Portsmouth, NH  03801 Tel (603)427-
0888 Fax (603) 436-3784


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

January 24, 1997

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


Mueller, Walla & Albertson, P.C.
Certified Public Accountants

January 14, 1997
Members American Institute Of Certified Public
Accountants
Missouri Society Of Certified Public Accountants
Hunter & Pleiman, PA
Certified Public Accountants
4209 Baymeadows Road, Suite I
Jacksonville, Florida 32217

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

May 10, 1997

Larson, Allen, Weishair & Co., LLP
Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

Partners
Nicollet Island Historic Homes,
  (a Minnesota Limited Partnership)
St Paul, Minnesota

We have audited the accompanying balance sheets of Nicollet Island Historic Homes, (a Minnesota Limited
Partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

LARSON, ALLEN, WEISHAIR & CO., LLP
Saint Paul, Minnesota
January 14, 1997
Certified Public Accountants
Mahoney, Ulbrich, Christiansen & Russ P.A.
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



Saint Paul, Minnesota
January 18, 1997
Bernard Robinson & Company, L.L.P.
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

Greensboro, North Carolina
January 23, 1997

FEGLEY & ASSOCIATES
A Professional Corporation
Certified Public Accountant
2250 Hickory Road, Suite 20
Plymouth Meeting, PA  19462
Phone (610) 825-7400   Fax (610) 825-1297

INDEPENDENT AUDITORS' REPORT

To the Partners
The Stokes Rowe Partnership

We have audited the accompanying balance sheets of The Stokes Rowe Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners I equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

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

INDEPENDENT AUDITORS' REPORT

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




Brentwood, Tennessee
March 17, 1997
GLOVER & GLOVER
Certified Public Accountants
206 Wilson Pike Circle
Brentwood, Tennessee 37027
(615) 370-0341   Fax (370-0342

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




Brentwood, Tennessee
March 17, 1997
GLOVER & GLOVER
Certified Public Accountants
206 Wilson Pike Circle
Brentwood, Tennessee 37027

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




Brentwood, Tennessee
March 17, 1997
Bernard, Johnson & Company
Certified Public Accountants, Inc.
15 Main Street
Topsfield, MA  01983
Tel (508) 887-2220
Fax (508) 887-5443

501 Islington Street
Portsmouth, NH  03801
Tel (603)427-0888
Fax (603) 436-3784

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

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Washington Mews Limited
Partnership as of December 31,1995, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Topsfield, Massachusetts
January 12, 1996


 American Affordable Housing II Limited Partnership

                   BALANCE SHEETS

                      March 31,



1998               1997
----------------   ----------------
                                        ASSETS
       INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
(notes A and D) $  2,962,644  $            3,347,143
       OTHER ASSETS
          Cash
12,456             14,290
          Note receivable (note C)
40,000             40,000
          Other assets
7,849              7,849

---------------    ---------------

$      3,022,949   $      3,409,282

===============    ===============
                           LIABILITIES AND PARTNERS
CAPITAL

       LIABILITIES
          Due to affiliates (note B)
$      4,008,555   $      3,539,181
          Accounts payable
3,500              3,500

---------------    ---------------

4,012,055          3,542,681

---------------    ---------------
       PARTNERS  CAPITAL
          Limited partners

          Units of limited partnership interest, consisting
              of 50,000 authorized units, $1,000 stated
              value per unit; issued and outstanding -
              26,501 units
(749,309)            97,841
          General partners
(239,797)          (231,240)

---------------    ---------------

(989,106)          (133,399)

---------------    ---------------

$      3,022,949   $      3,409,282

===============    ===============



                       See notes to financial
statements

        American Affordable Housing II Limited
Partnership

                     STATEMENTS OF OPERATIONS
                       Year ended March 31,

                                                                     1998 1997
1996
---------------    ---------------    ---------------
       Income
          Interest income
$
331   $            743   $            783
          Miscellaneous income
6,355              1,470                  -

---------------    ---------------    --------

-------

6,686              2,213                783

---------------    ---------------    --------

-------

       Share of losses from operating limited
          partnerships (note A)
(383,653)          (795,677)
(1,047,309)

       Expenses
          Professional fees
31,208             36,450             39,192

          General and administrative expense
(note B) 20,371                       14,182                         16,661

          Asset management fee (note B)
427,161            426,748            461,029

---------------    ---------------    -------------
--

(862,393)        (1,273,057)        (1,564,191)

---------------    ---------------    -------------
--
              NET LOSS
$
(855,707)  $     (1,270,844)  $     (1,563,408)

===============    ===============
===============

       Net loss allocated to general partners
$ (8,557)  $      (12,708)  $        (15,634)

===============    ===============
===============

       Net loss allocated to limited partners
$ (847,150)  $     (1,258,136)  $     (1,547,774)

===============    ===============
===============

       Net loss per unit of limited partnership
interest      $ (31.97)  $                                           (47.48)  $ (58.40)

===============    ===============
===============


                       See notes to financial
statements

        American Affordable Housing II Limited Partnership

           STATEMENTS OF CHANGES IN PARTNERS  CAPITAL

            Years ended March 31, 1998, 1997 and 1996



General
                                                               Limited partners
partners         Total
----------------   ---------------    ---------------
  Partners  capital (deficit), March 31, 1995            $
2,903,751   $       (202,898)  $      2,700,853

       Net loss
(1,547,774)           (15,634)        (1,563,408)

---------------    ---------------    ---------------

       Partners  capital (deficit), March 31, 1996
1,355,977           (218,532)         1,137,445

       Net loss
(1,258,136)           (12,708)        (1,270,844)

---------------    ---------------    ---------------

       Partners  capital (deficit), March 31, 1997
97,841           (231,240)          (133,399)

       Net loss
(847,150)            (8,557)          (855,707)

---------------    ---------------    ---------------

  Partners  deficit, March 31, 1998                      $
(749,309)  $       (239,797)  $       (989,106)

===============    ===============    ===============





              See notes to financial statements

        American Affordable Housing II Limited Partnership

                     STATEMENTS OF CASH FLOWS

                       Year ended March 31,

                                                                     1998 1997
1996
----------------   ---------------    ---------------
       Cash flows from operating activities
          Net loss
$
(855,707)  $     (1,270,844)  $     (1,563,408)
     Adjustments to reconcile net loss to net cash
          used in operating activities

    Cash flows from operating limited partnerships
846             10,351             14,441

          Share of losses from operating limited
              partnerships
383,653            795,677          1,047,309

          Increase in accounts payable
-                  -              3,029

          Increase in due to affiliates
469,374            405,287            490,322

---------------    ---------------    -------------
--

       Net cash used in operating activities
(1,834)           (59,529)            (8,307)

---------------    ---------------    -------------
--

       Cash flows from investing activities

   Repayment by an operating limited partnership
-             38,875             16,500

---------------    ---------------    -------------
--

              Net cash provided by investing
activities
-             38,875             16,500

---------------    ---------------    -------------
--

          NET INCREASE (DECREASE) IN CASH
(1,834)           (20,654)             8,193

       Cash, beginning
14,290             34,944             26,751

---------------    ---------------    -------------
--
       Cash, end
$
12,456   $         14,290   $         34,944

===============    ===============
===============



                  See notes to financial statements

        American Affordable Housing II Limited
Partnership

           NOTES TO FINANCIAL STATEMENTS

           March 31, 1998, 1997 and 1996


NOTE  A  -  ORGANIZATION  AND  SUMMARY  OF
            SIGNIFICANT ACCOUNTING POLICIES
  A m erican  Affordable  Housing  II  Limited
  Partnership  (the "partnership")  was formed  under
  the laws of the Commonwealth of Massachusetts on
  May 13, 1987, for the purpose of acquiring,
  holding,  and  disposing  of  limited  partnership
  interests in operating   limited  partnerships
  which  were  established  to acquire,   develop,
  rehabilitate,   operate  and   own  newly
  constructed,  existing  or  rehabilitated
  apartment  complexes which qualify for the Low-
  Income Housing Tax Credit established by  the  Tax
  Reform  Act  of  1986.  Certain  of the apartment
  complexes  may also qualify for the Historic
  Rehabilitation Tax Credit   for   their
  rehabilitation   of  certified  historic
  structures; accordingly, the apartment complexes
  are restricted as to rent charges and operating
  methods and are subject to the provisions  of
  Section  42(g)(20) of the Internal Revenue Code
  relating  to  the rehabilitation investment credit.
  The general partners  of  the  partnership  are
  Boston  Capital Associates Limited Partnership and
  Boston Capital Associates.
  In  accordance with the limited partnership
  agreement, profits, losses  and  cash flow (subject
  to certain priority allocations and  distributions)
  and  tax  credits are allocated 99% to the limited
  partners and 1% to the general partners.
  Pursuant to the Securities Act of 1933, the
  partnership filed a Form  S-11  Registration
  Statement  with  the  Securities  and Exchange
  Commission,  effective  September  21,  1987,
  which covered   the         offering   (the
  "Public   Offering")  of   the
  partnership s units of limited partnership interest, as well as the units of limited partnership interest offered by American Affordable
  Housing I, III, IV and V Limited Partnerships. The partnership registered 50,000 units of limited partnership interest at $1,000 each unit for sale to the public. During 1988, the partnership sold 26,501 units of limited partnership interest, representing $26,501,000 of capital contributions.

  Income Taxes
  ------------

  No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

        American Affordable Housing II Limited

Partnership

      NOTES TO FINANCIAL STATEMENTS - CONTINUED

            March 31, 1998, 1997 and 1996





NOTE  A  -  ORGANIZATION  AND  SUMMARY  OF
            SIGNIFICANT ACCOUNTING POLICIES
            (Continued)


  Investments in Operating Limited Partnerships -----
  ----------------------------------------


The  partnership  accounts  for  its  investments  in
                      operating
  limited  partnerships  using  the  equity method of
  accounting. Under  the equity method of accounting,
  the partnership adjusts its    investment  cost
  for  its  share  of  each  operating
  partnership  s  results of operations and for any
  distributions received  or  accrued.  However,  the
  partnership recognizes an individual  operating
  partnership's  losses only to the extent that  the
  partnership  s  share  of  losses  of  the
  operating partnership   does  not  exceed  the
  carrying  amount  of  its investment.
  Unrecognized losses will be suspended and offset against future individual operating partnership s income.

  A loss in value of an investment in an operating partnership other than a temporary decline would be recorded as an impairment loss.
  Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the partnership and the estimated residual value of the investment.

  Capital contributions to operating partnerships are
  adjusted by tax  credit  adjusters.    Tax  credit
  adjusters are defined as adjustments  to operating
  partnership capital contributions due to
  reductions  in  actual  tax  credits  from those
  originally projected.    The partnership records
  tax credit adjusters as a reduction in investment in operating partnerships and capital contributions payable.

  The operating partnerships maintain their financial statements based on a calendar year and the partnership utilizes a March 31 year end.
  The partnership records losses and income from the operating partnerships on a calendar year basis which is not materially different from losses and income generated if the operating partnerships utilized a March 31 year end.

  The  partnership  records  capital contributions
  payable to the operating  partnerships  once  there
  is a binding obligation to fund  a  specified
  amount.   The operating partnerships record capital
  contributions from the partnership when received.

  The partnership records acquisition costs as an
  increase in its investment   in  operating
  partnerships.    Certain  operating partnerships
  have not recorded the acquisition costs as a capital contribution from the partnership. These differences are shown as reconciling items in note
  D.

        American Affordable Housing II Limited

Partnership

      NOTES TO FINANCIAL STATEMENTS - CONTINUED

            March 31, 1998, 1997 and 1996





NOTE  A  -  ORGANIZATION  AND  SUMMARY  OF
            SIGNIFICANT ACCOUNTING POLICIES
            (Continued)


  Fiscal Year
  -----------

  For  financial reporting purposes, the partnership
  uses a March 31  year  end,  whereas  for income
  tax reporting purposes, the partnership   uses  a
  calendar year. The operating limited partnerships use a calendar year for both financial and income tax reporting.

  Net Loss per Unit of Limited Partnership Interest -
  ------------------------------------------------

  Net loss per unit of limited partnership interest is calculated based upon the number of units outstanding. For each of the three years in the period ended March 31, 1998, 26,501 units were outstanding.

  Use of Estimates
  ----------------

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

  Adoption of Accounting Standard
  -------------------------------

  On  March  31,  1997,  the  partnership  adopted
  Statement  of Financial  Accounting Standards
  ("SFAS") No. 128, "Earnings per Share"  and  SFAS
  No.  129,  "Disclosure  of Information about
  Capital  Structure."    SFAS  No.  128  provides
  accounting and reporting standards for the amount
  of earnings per share.  SFAS No.  129  requires
  the  disclosure  in summary form within the
  financial  statements of pertinent rights and
  privileges of the various  securities  outstanding.
  The implementation of these standards   has  not
  materially affected the partnership s financial statements.

  In  June  1997, the Financial Accounting Standards
  Board issued SFAS  No.  130,  "Reporting
  Comprehensive Income" and SFAS No. 131,
  "Disclosures  about Segments of an Enterprise and
  Related Information."        In  February  1998,
  the  Financial Accounting
  Standards  Board  issued  SFAS No. 132, "Employees
  Disclosures about Pensions and Other Post-retirement Benefits." SFAS No. 130 is effective for years beginning after December 15, 1997. SFAS
  No. 131 and No. 132 are effective for years beginning after December 31, 1997 and early adoption is encouraged.

 American Affordable Housing II Limited Partnership

            March 31, 1998, 1997 and 1996


NOTE  A  -  ORGANIZATION  AND  SUMMARY  OF
            SIGNIFICANT ACCOUNTING POLICIES
            (Continued)

  Adoption of Accounting Standard (Continued) -------
  ------------------------

  The  partnership does not have any items of other
  comprehensive income, does not have other segments
  of its business or when to report, and does not
  have any pensions or other post-retirement
  benefits.    Consequently, these pronouncements are
  expected to have no effect on the partnership s financial statements.

NOTE B - RELATED PARTY TRANSACTIONS
  During  the  years  ended  March  31,  1998, 1997
  and 1996, the partnership  entered  into  several
  transactions  with various affiliates  of  the
  general partners, including Boston Capital
  Partners,  Inc.,  Boston  Capital Holdings Limited
  Partnership, and  Boston   Capital   Asset
  Management  Limited  Partnership (formerly  Boston
  Capital Communications Limited Partnership), as
  follows:
  General  and  administrative  expenses  of  $2,441,
  $2,303 and $3,665  incurred  by  Boston  Capital
  Asset Management Limited Partnership  Boston
  Capital  Holdings Limited Partnership, and Boston
  Capital Partners, Inc. were charged to operations
  during the  years  ended  March 31, 1998, 1997 and
  1996, respectively. At    M arch  31,  1998  and
  1997,  the  unpaid  general  and
  administrative   expenses   totaled   $130,827
  and   $98,415, respectively.

  During  fiscal  year ended March 31, 1995, Boston
  Capital Asset Management Limited Partnership advanced the partnership $95,375 in order to fund an advance made to an operating limited partnership as more fully described in note C.
  The advance is noninterest bearing and due upon demand. The amount still outstanding at the end of fiscal year 1998 and 1997 was $40,000.

  An annual asset management fee based on 0.5% of the aggregate cost of all apartment complexes acquired by the operating limited partnerships has been accrued as payable to Boston Capital
  Asset Management Limited Partnership. The aggregate cost is comprised of the capital contributions made by the partnership to the operating limited partnership and 99% of the permanent financing at the operating limited partnership level. At March 31, 1998 and 1997, the unpaid asset management fees totaled
  $3,837,728  and  $3,400,766, respectively.  The fee
  is payable without interest as sufficient funds become available. The asset management fees charged to operations during the years ended
  March  31,  1998,  1997  and  1996 were $436,961,
  $441,858 and $471,241, respectively, which are netted with reporting fees paid by the operating limited partnerships. During the years ended March 31, 1998, 1997 and 1996, the amount of reporting fees paid by the operating limited partnership was $9,800, $15,110 and $10,212, respectively.

 American Affordable Housing II Limited Partnership

            March 31, 1998, 1997 and 1996


NOTE C - NOTE RECEIVABLE

  Note receivable is an advance made to an operating limited partnership during the fiscal year ended March 31, 1995. The note, secured by a second mortgage on the property owned by the operating limited partnership, bears interest at 6% per annum and is due December 31, 1997. The carrying amount of the note receivable approximates fair value as of March 31, 1997.

NOTE D - INVESTMENTS IN OPERATING LIMITED
PARTNERSHIPS

  At  March  31,  1998  and  1997,  the  partnership
  has limited partnership   equity   interests   in
  50  operating   limited partnerships, which own
  apartment complexes.

  Under  the  terms  of  the  partnership's
  investment  in  each operating  limited
  partnership, the partnership was required to make
  capital   contributions   to   the   operating
  limited
  partnerships. These contributions were payable in installments over several years upon each operating limited partnership achieving specified levels of construction and/or operations. All contributions have been made to the operating limited partnerships as of March 31, 1998 and 1997. The partnership has no further obligation to make any additional contributions.

 American Affordable Housing II Limited Partnership

            March 31, 1998, 1997 and 1996


NOTE  D  -  INVESTMENTS  IN  OPERATING  LIMITED
            PARTNERSHIPS (Continued)

 The partnership s investments in operating limited
                    partnerships
  at March 31, 1998 and 1997 are summarized as follows:


1998               1997

---------------    ---------------
          Capital contributions paid to operating limited
partnerships, net of
              tax credit adjusters of $213,468 and $213,468,
respectively
$     19,473,665   $     19,473,665


      Acquisition costs of operating limited partnerships
2,492,705          2,492,705

     Cumulative losses from operating limited partnerships
(18,934,875)       (18,551,222)

          Cumulative distributions from operating limited
partnerships (68,851)                   (68,005)

---------------    ---------------

          Investment per balance sheet
2,962,644          3,347,143


          Acquisition costs not included in net assets of
              operating limited partnerships (see note A)
122,748            122,748

          Loss from operating limited partnerships of $253,315
              and $875,460 for the three months ended March 31,
              1990 and 1989 which the
              operating limited partnerships have not included
              in partners capital (see note A)
1,128,775          1,128,775
          Tax credit adjusters not accounted for in net assets
              of operating limited partnerships (see note A)
121,349            121,349
          Loss of operating limited partnerships not recognized
              under the equity method of accounting (see note
              A)
(7,141,631)        (5,367,151)

          Other adjustments
(623,057)          (623,838)

---------------    ---------------

          Equity per operating limited partnerships  combined
              financial statements
$     (3,429,172)  $     (1,270,974)

===============    ===============


                                                          - 14
-

        American Affordable Housing II Limited Partnership

                  March 31, 1998, 1997 and 1996


NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
(Continued)

         The combined summarized balance sheets of the

  operating limited partnerships at December 31, 1997 and 1996 are as follows:

                COMBINED SUMMARIZED BALANCE SHEETS


1997               1996

---------------    ---------------
                                         ASSETS

          Buildings and improvements, net of accumulated
              depreciation of $28,427,132 and $25,600,972
$     62,399,625   $     64,412,398
          Land
4,407,517          4,399,669
          Other assets
5,761,425          5,551,097

---------------    ---------------

$     72,568,567   $     74,363,164

===============    ===============
                            LIABILITIES AND PARTNERS
DEFICIT


          Mortgages payable
$     69,854,741   $     69,637,032
          Accounts payable and accrued expenses
2,828,164          2,474,611
          Other liabilities
2,406,012          2,468,177

---------------    ---------------

75,088,917         74,579,820

---------------    ---------------
          PARTNERS  DEFICIT

              American Affordable Housing II Limited
Partnership (3,429,172)                                          (1,270,974)

              Other partners
908,822          1,054,318

---------------    ---------------

(2,520,350)          (216,656)

---------------    ---------------

$     72,568,567   $     74,363,164

===============    ===============




                                                          -
15 -

        American Affordable Housing II Limited Partnership

                  March 31, 1998, 1997 and 1996


NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
(Continued)

         The   combined  summarized  statements  of
  operations of the operating limited partnerships for the years ended December 31,
  1997, 1996 and 1995 are as follows:

                                 COMBINED SUMMARIZED
STATEMENTS OF OPERATIONS

                                                                     1997 1996
1995
---------------    ---------------    ---------------
          Revenue
              Rental
$
10,648,605   $     10,513,559   $      9,835,175
       Interest and other
430,683            356,532
551,831

---------------    ---------------    ---
------------
11,079,288         10,870,091
10,387,006
---------------    ---------------    ---
------------
          Expenses
              Interest
3,924,370          3,937,805
3,215,662

              Depreciation and
amortization
2,886,227          2,998,290          3,054,807

              Taxes and insurance
1,387,190          1,420,744          1,458,100

              Repairs and
maintenance
1,754,632          1,595,969          1,707,222

              Operating expenses
3,422,817          3,929,125          3,491,717

---------------    ---------------    ---------------

13,375,236         13,881,933         12,927,508

---------------    ---------------    ---------------
                 NET LOSS
$
(2,295,948)  $     (3,011,842)  $     (2,540,502)

===============    ===============    ===============

      Net loss allocated to American Affordable Housing
              II Limited Partnership *
$ (2,158,133)  $   (2,929,058)  $     (2,342,459)

===============    ===============    ===============

    Net income (loss) allocated to other partners       $
(137,815)  $        (82,784)  $       (198,043)

===============    ===============    ===============

         * Amount includes $1,774,480, $2,133,381 and
    $1,295,150 for the years ended December 31, 1997, 1996 and 1995, respectively, of  loss not recognized under the equity method of
                         accounting
    as described in note A.

        American Affordable Housing II Limited Partnership

                  March 31, 1998, 1997 and 1996


NOTE E - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO
TAX RETURN

         The partnership s net loss for financial reporting and tax return purposes are reconciled as follows:


Year ended March 31,
-----------------------------------------------------
                                                                     1998 1997
1996
---------------    ----------------   ---------------
          Net loss for financial reporting purposes
$
(855,707)  $     (1,270,844)  $     (1,563,408)

          Operating limited partnership rents received in
              advance
4,359              1,993              2,695

          Related party expenditures
72,243             19,424
78,092

          Asset management fee not
              deductible for tax purposes
              until paid
436,961            441,858            452,569
          Excess of tax depreciation over book
              depreciation on operating limited
              partnership assets
(423,900)          (394,135)          (435,751)

          Difference due to fiscal year for
              book purposes and calendar year
              for tax purposes
149,012                142            463,144

     Operating limited partnership net loss not
              allowed for financial reporting under
equity
              method
(1,774,480)        (2,133,381)        (1,295,150)

          Other
(5,996)           716,565            360,055

---------------    ---------------    ---------------
          Net loss for income tax purposes                    $
(2,397,508)  $     (2,618,378)  $     (1,937,754)

===============    ===============    ===============



 American Affordable Housing II Limited Partnership

      NOTES TO FINANCIAL STATEMENTS - CONTINUED

            March 31, 1998, 1997 and 1996

NOTE  E  -  RECONCILIATION OF FINANCIAL STATEMENT NET
            LOSS TO TAX RETURN (Continued)

  The difference between the investments in operating limited partnerships for tax purposes and financial statement purposes are primarily due to the differences in the losses not recognized under the equity method of accounting, the three month period due to fiscal year reporting and the historic tax credits taken for income tax purposes. At March 31, 1998 and 1997, the differences are as follows:


1998               1997
----------------    ---------------
       Investment in operating limited partnerships - tax basis
$ (4,488,085)  $   (2,126,023)

       Add back losses not recognized under the equity method
7,141,631          5,367,151


       Estimated share of loss of $253,315 and $875,460 for the
          three months ended March 31, 1990 and 1989 due to
          fiscal year
          reporting
(1,128,775)
(1,128,775)

       Historic tax
credits 651,016                                        651,016

       Other
786,857
583,774

---------------    ---
------------
       Investment in operating limited partnerships - as reported         $
2,962,644   $      3,347,143
===============    ===============

                                                       - 18 -





















                          LIBERTY CENTER, LTD.
                          Financial Statements

                        December 31, 1997 and 1996

Hunter & Associates, P.A.
4209 Baymeadows Road, Suite 2
Jacksonville, Florida 32217

Phone: (904) 731-9222
  Fax: (904) 731-0352

May 19, 1998

INDEPENDENT AUDITOR'S REPORT

To the Partners
Liberty Center, Ltd.

We have audited the accompanying balance sheets of Liberty Center, Ltd. As of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows 'for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Liberty Center, Ltd. As of December 31 1997 and 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Certified Public Accountants


                          Liberty Center, Ltd.
                             Balance Sheets
                       December 31, 1997 and 1996

                                  Assets
                                             1997        1996
Current assets:                              ----        ----
  Cash and cash equivalents                   $106,173  $
99,584
  Accounts Receivable                        16,680       14,516
                                          ---------   ---------
 Total Current Assets                       122,853     114,100
                                          ---------   ---------
Property and Equipment, at cost:
  Land                                      198,000     198,000
  Building and improvements               2,487,005   2,487,005
  Equipment                                   6,174       6,174
    Less Accumulated Depreciation          (579,418)   (516,959)
                                          ---------   ---------
                                          2,111,761   2,174,220
                                          ---------   ---------
  Other Assets                                  522       6,400
                                          ---------   ---------
Total Assets:                            $2,235,136  $2,294,720
                                   =========   =========


















    See Independent Auditors' Report and Notes to Financial
Statements.

                     Liabilities and Partners' Equity



Current Liabilities
  Current portion of notes payable       $  204,246  $  187,718
  Accrued interest, due within one year       3,948       3,948
  Accounts payable and accrued expenses      43,493      54,525
                                          ---------   ---------
     Total current liabilities              251,687     246,191
                                          ---------   ---------
Long-Term Liabilities
  Notes payable - net of current portion    972,227   1,089,661
  Accrued interest, due after one year      488,747     423,956
  Advances from affiliates                   92,491      96,278
  Tenant security deposits                    4,999       1,372
                                          ---------   ---------
     Total long-term liabilities          1,558,464   1,611,267
                                          ---------   ---------

     Total Liabilities                    1,810,151   1,857,458
                                          ---------   ---------

Partners' Equity
  General partner                           (13,056)    (12,933)
  Limited partner                           438,041     450,195
                                          ---------   ---------
     Total partners' equity                 424,985     437,262
                                          ---------   ---------
       Total liabilities and partners'
          equity                         $2,235,136  $2,294,720
                                          =========   =========



















    See Independent Auditors' Report and Notes to Financial
Statements.

                          Liberty Center, Ltd.
                        Statements of Operation
            For the Years ended December 31, 1997 and 1996


                                             1997        1996

  Rental revenues                          $466,947    $489,333
  Interest and dividends                      1,902       2,028
                                            -------     -------
                                            468,849     491,361
                                            -------     -------
Expenses
  Depreciation and amortization              62,459      62,822
  General and administrative                 35,937      11,466
  Insurance                                  45,375      44,867
  Interest                                  118,760     120,484
  Legal and professional services            10,956      14,954
  Maintenance and repairs                    24,354      27,453
  Management fees                            20,020      21,600
  Salaries - operations                      69,372      91,540
  Security - outside services                33,237       9,111
  Taxes                                      22,985      22,740
  Utilities                                  37,671      34,001
                                            -------     -------
    Total expenses                          481,126     461,038
                                            -------     -------
Net income (loss) from operations         $ (12,277)   $ 30,323
                                            =======     =======





















    See Independent Auditors' Report and Notes to Financial
Statements.



                          Liberty Center, Ltd.
                      Statement of Partners' Equity
            For the Years ended December 31, 1997 and 1996


                                                   Investor
                                        General    Limited
                                        Partner    Partner
Total
                                        -------    --------
-----

Partners' equity December 31, 1995     ($13,236)  $420,175
$406,939

Loss (loss)                               ($303)  $ 30,020     $
30,323

Distributions                                $0         $0
$0

Partners' equity December 31, 1996     ($12,933)  $450,195
$437,262

Loss (loss)                                (123)   (12,154)
($12,277)

Distributions                                 0          0
$0

---------------------------------

Partners' equity December 31, 1997     ($13,056)  $438,041
$424,985

=================================















    See Independent Auditors' Report and Notes to Financial
Statements.

                          Liberty Center, Ltd.
                        Statements of Cash Flows
            For the Years ended December 31, 1997 and 1996

                                                    1997
1996
Cash flow from operating activities                 ----
----
  Net income (loss)                              $ (12,277)  $
30,323
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation                                  62,459
62,822
      Changes in asset and liabilities:
        Decrease (increase) in tenant receivables   (2,164)
(14,516)
        Decrease (increase) in prepaid expenses
          and other assets                           5,878
(909)
        Increase (decrease) in accounts payable
          and accrued expenses                     (11,032)
8,440
        Increase (decrease) in net security
          deposits                                   3,627
(4,078)
         Net cash (used for) provided              -------
-------
          by operations                             46,941
82,082
                                                   -------
-------
Cash flows from investing activities
  Increase in accrued interest                      64,791
62,491
         Net cash provided by investing            -------
-------
          activities                                64,791
62,491
                                                   -------
-------
Cash flows from financing activities
  Repayment of long-term debt                     (100,906)
(177,023)
  Increase in advances from affiliates              (3,787)
31,233
         Net cash used for financing               -------
-------
          activities                              (104,693)
(145,790)
                                                   -------
-------
Net decrease in cash and cash equivalents            6,589
(1,217)

Cash and cash equivalents at beginning of year      99,584
100,801
                                                   -------
-------
Cash and cash equivalents at end of year         $ 106,173    $
99,584
                                                   =======
=======


                          Liberty Center, Ltd.
                      NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 1997


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

Cash and Cash Equivalents
-------------------------

The partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents include $99,605 in money market deposits (Note C) at December 31, 1997 and
1996, respectively.

NOTE B - ORGANIZATION
         ------------

Liberty Center, Ltd. was organized under the laws of the State of Florida on
June 28, 1988, for the purpose of constructing and operating a 109-unit low income residential apartment project known as Liberty Center.

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

The operating reserve agreement was amended June 29, 1993, establishing an operating reserve of $100,000 and allowing for a distribution to the general partner of part of the operating reserve. The purpose was substantially the same as that of the prior agreement. A distribution to the general partner of this operating reserve is allowed if certain profitability objectives are met.
The operating reserve account totaled $99,605 and $97,736 at December 31, 1997.

NOTE D - PARTNERS' CAPITAL CONTRIBUTIONS
         -------------------------------

The partnership has one general partner, The Harris Group, Inc.
one investor
limited partner - American Affordable Housing II.  As of December
31, 1997,
the general partner and the investor limited partner have made capital contributions of $1,014,521 and $1,220,553, respectively.

NOTE E - ACCRUED INTEREST
         ----------------

The second mortgage provides for deferral of interest payments based upon projected cash flow as determined annually by the lender. In addition, a portion of the deferred interest payable on the second mortgage may be forgiven based upon the project maintaining a very low income set-aside for a period longer than that required. Interest forgiven increases with each year the project is extended. No interest has been forgiven at December 31, 1997.

The following is a schedule of accrued interest payable:

                                                   December 31
                                              1997
1996
                                              ----
----

      First mortgage payable (Note F)       $  3,948         $
3,948
      Second mortgage payable (Note F)       488,747
423,956
                                             -------
-------
                                             492,695
427,904
      Less amount due within one year         (3,948)
(3,948)
                                             -------
-------
                                            $488,747
$423,956
                                             =======
=======

NOTE F - NOTES PAYABLE
         -------------                                   December
31
The following is a schedule of notes payable:
-----------
                                                      1997
1996
Mortgage note payable to a bank monthly at            ----
----
$18,710 including interest at 8.5% until
August, 1999, secured by first mortgage on
apartment project.                               $  456,574    $
557,480

Mortgage note payable at 9% to The Florida
Housing Finance Agency; interest payments
only as determined by lender annually based
on cash flow, with a balloon payment in 2004;
secured by second mortgage on apartment
project. (Note E)                                   719,899
719,899
                                                  ---------
---------
                                                 $1,176,473
$1,277,379
Less amount due in one year                        (204,246)
(187,718)
                                                  ---------
---------
                                                 $  972,227
$1,089,661
                                                  =========
=========
Aggregate maturities of long-term debt for the next five year are estimated as
follows:
              1998                    204,246
              1999                    165,516
                                    ---------
              Total                $  369,762
              Later years             719,899
                                    ---------
                                   $1,089,661
                                    =========

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

Management Fees
---------------
In accordance with the partnership agreement, the partnership pays management fees for services rendered in connection with the leasing and operation of the project. Fees are paid to Liberty Center for the Homeless, Inc. and Harris
Group, Inc. Management fees charged to operations for the year ended December
31, 1997 and 1996, $20,200 and $21,600, respectively.

NOTE H - PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS
         ------------------------------------------------

All profits and losses prior to the first date on which an investor limited partner was admitted (December 1, 1988) were allocated 100% to the general partner. Upon admission of the investor limited partner, the interest of the general partner was reduced to 1%.

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


NOTE I - CHANGE IN CALCULATION OF EXPENSES
         ---------------------------------

In the years ended December 31, 1995, the management of the partnership agreed to share and allocate expenses incurred by the partnership and another residential apartment project located contiguous to the partnership's project.
Management upon making more complete analysis, determined that a better method of allocation was appropriate. The financial statements for 1995 reflect this new allocation and have been revised and restated from the financial statements previously issued dated May 2, 1996. The losses from operation in the previously issued statements were $45,486 for the year ended December 31,
1995.
























                RIVERPLACE APARTMENTS LIMITED PARTNERSHIP

                 REPORT ON AUDITS OF FINANCIAL STATEMENTS
                      AND ADDITIONAL INFORMATION

                      DECEMBER 31, 1997 AND 1996


                              C O N T E N T S

                                                    PAGE

INDEPENDENT AUDITORS' REPORT                          1

FINANCIAL STATEMENTS

  BALANCE SHEETS                                     2-3

  STATEMENT OF OPERATIONS                             4

  STATEMENT OF PARTNERS' EQUITY (DEFICIT)             5

  STATEMENT OF CASH FLOWS                             6

  NOTES TO FINANCIAL STATEMENTS                     7-14

SUPPLEMENTAL INFORMATION
  SCHEDULES OF RENTING, ADMINISTRATIVE,
   OPERATING, MAINTENANCE, TAXES AND
    INSURANCE, AND INTEREST EXPENSE                 15-16

Robert Ercolini & Company LLP
Certified Public Accountants Business ConsultantsINDEPENDENT
AUIDITOR'S REPORTTo the Partners ofRiverplace Apartments Limited
PartnershipHolyoke, Massachusetts


We have audited the accompanying balance sheet of Riverplace Apartments Limited Partnership as of December 31, 1997, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Riverplace Apartments Limited Partnership as of December 3 1, 1996, were audited by other auditors whose report dated January 3 1, 1997, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assess' the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the financial position of Riverplace Apartments Limited Partnership as of December 3 1, 1997, and the results of its operations, changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements for the year ended December 31, 1997 taken as a whole, The additional information related to the 1997 financial statements included in this report (shown on pages 15 and 16) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements for the year ended December 31, 1997 taken as a whole. The additional information related to the 1996 financial statements included in a report (shown on pages 15 and 16) was audited by other auditors whose report dated January 31, 1997, stated that, in their opinion, such information was fairly stated in all material respects in relation to the basic financial statements for the year ended December 31, 1996 taken as a whole.

January 27, 1998

Fifty Five Summer Street - BOSTON, MA 021 10-100-1 - TELEPHONE 617-482-5511 - FAX 617.426-5252




                RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                             BALANCE SHEETS
                       DECEMBER 31, 1997 AND 1996

                                  ASSETS
                                             1997        1996
CURRENT ASSET                                ----        ----
  Cash                                   $    1,471  $      760
  Accounts Receivable - Tenants               9,438       7,151
  Accounts Receivable Subsidy                30,848      23,625
  Prepaid Expenses                            5,183      20,713
                                          ---------   ---------
     Total Current Assets                    46,940      52,249
                                          ---------   ---------
  Tenants' Security Deposits                 13,461      12,685

RESTRICTED DEPOSITS AND FUNDED RESERVES
Reserve for Replacements                      2,802         195
                                          ---------   ---------

RENTAL PROPERTY - AT COST
  Land                                      175,260     175,260
  Buildings and Improvements              6,604,141   6,604,142
  Personal Property                         161,963     133,576
                                          ---------   ---------
                                          6,941,364   6,912,978
  Less Accumulated Depreciation          (1,663,878) (1,470,992)
                                          ---------   ---------
                                          5,277,486   5,441,986
                                          ---------   ---------
Deferred financing costs, net of accumulated
amortization of $27,147 and $23,998          43,431      46,580
                                          ---------   ---------
                                         $5,384,120  $5,553,695
                                          =========   =========











                      See notes to financial statements.
2


                     LIABILITIES AND PARTNERS' EQUITY


                                     1997         1996
CURRENT LIABILITIES                        --------     -------
  Current Portion of Mortgage Note Payable $ 57,350  $   48,000
  Accounts Payable                           12,064      33,268
  Payables  Affiliates                       18,048     107,680
  Accrued Mortgage Interest Payable          34,603      35,043
  Accrued Expenses   Other                   66,753      74,734
  Prepaid Rents                               5,222          -
                                          ---------   ---------
     Total Current Liabilities              194,040     298,725
                                          ---------   ---------
DEPOSIT LIABILITY
  Tenants' Security Deposits                 12,881      12,748
                                          ---------   ---------
LONG-TERM LIABILITIES
  Mortgage Note Payable,                  4,093,924   4,155,973
   less current portion
  Accrued fees payable - affiliate           44,000      38,500
                                          ---------   ---------
                                          4,137,924   4,194,473

                                          ---------   ---------
     Total Liabilities                    4,344,845   4,505,946

PARTNERS' EQUITY                          1,039,275   1,047,749
                                          ---------   ---------
                                         $5,384,120  $5,553,695
                                          =========   =========



















                    See notes to financial statements.          3



                RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                         STATEMENT OF OPERATIONS
                       DECEMBER 31, 1997 AND 1996


                                             1997        1996
Revenue                                      ----        ----
  Rents                                 $ 1,209,638 $ 1,094,610
  Less Vacancy Losses                        26,660      48,060
                                          ---------   ---------
                                          1,182,978   1,046,550
  Interest Income                               306         314
  Other Income                                4,405       3,037
                                          ---------   ---------
                                          1,187,689   1,049,901
                                          ---------   ---------
Expenses
  Administrative                             89,041      86,315
  Utilities                                 161,180     165,197
  Management Fee                             71,119      62,985
  Operating and Maintenance                 127,046     147,515
  Taxes                                      26,644      28,074
  Insurance                                  99,950      94,666
  Interest on Mortgage                      419,648     423,985
  Depreciation and Amortization             196,035     191,988
                                          ---------   ---------
                                          1,190,663   1,200,725
                                          ---------   ---------
LOSS BEFORE MORTGAGE ENTITY EXPENSE          (2,974)   (150,824)

MORTGAGE ENTITY EXPENSE:
  Partnership Reporting Fee  Affiliate       (5,500)     (5,500)

NET LOSS                                 $ (  8,474)$(  156,324)
                                          =========   =========

















                    See notes to financial statements
4

                RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                      STATEMENT OF PARTNERS' EQUITY
                       DECEMBER 31, 1997 AND 1996


                                General     Limited
                                Partner     Partner     Total
                                -------     --------   -------

Balance (deficiency)
   January 1, 1996          $  (121,648)$1,325,721  $ 1,204,073

Net Loss for Year                (1,563)  (154,761)    (156,324)

Balance (deficiency)
  December 31, 1996          (  123,211) 1,170,960    1,047,749

Net Loss for Year                 (  85)  (  8,389)    (  8,474)
                              ---------    -------    ---------
Balance (deficiency)
  December 31, 1997         $  (123,296)$1,162,571   $1,039,275
                             ==========  =========    =========

Percentage Interest at
December 31, 1997 and 1996           1%          99%        100%
                                   ====        ====        ====














               See notes to financial statements
5
                 RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                          STATEMENT OF CASH FLOWS
                   YEARS ENDED DECEMBER 31, 1997 AND 1996
                                                  1997
1996
Cash Flow From Operating Activities               ----
----
  Net Loss                                     $  (8,474)
$(156,324)
  Adjustments to Reconcile Net Loss
  to Net Cash Provided (Used) By
  Operating Activities
    Depreciation                                 192,886
188,839
    Amortization                                   3,149
3,149
    Mortgage Entity Expense                        5,500
5,500
    Changes in Assets and Liabilities:
    (Increase) Decrease in Tenants' Rents
    Receivables                                 (  2,287)
1,875
    (Increase) Decrease in Tenants' Rent
    Subsidies Receivable                         ( 7,223)
213
    Decrease in Prepaid Expenses                  15,530
1,760
    Decrease in Accounts Payable                 (21,204)
(3,451)
    Increase (Decrease) in Payables/Affiliates   (89,632)
40,593
    Decrease in Accrued Mortgage Interest Payable   (440)
(395)
    Decrease in Accrued Expenses  Other           (7,981)
(4,586)
    Increase (Decrease) in Tenants' Security
      Deposits
    Increase in Prepaid Rents                      5,222
-
    Increase (Decrease) in Tenants' Security        (776)
1,524
      Deposits
    Increase in Tenants' Security Deposit
      Liabilities                                    133
367
Net Cash Provided (Used) by                      -------
-------
          Operating Activities                    84,403
79,064
                                                 -------
-------
Cash Flows From Investing Activities
  Purchase of Rental Property                   ( 28,386)   (
31,935)
  Reserve for Replacements Funded,
    Including Interest Earned                   ( 21,158)   (
21,170)
Reserve for Replacement Releases                  18,551
21,434
                                                 -------
-------
Net Cash Used In
Investing Activities                             (30,993)
(31,671)
                                                 -------     ----
---
Cash Flows From Financing Activities
  Payment on Mortgage Note Payable               (52,699)
(47,720)
                                                 -------     ----
---
Net Increase (Decrease) in Cash                      711
(327)
  Cash, Beginning of Year                            760
1,087
                                                 -------
-------
Cash, End of Year                              $   1,471   $
760
Supplemental Disclosure of Cash Flow             =======
=======
Information:
  Cash Paid During the Year for Interest       $ 420,088   $
424,379
                                                 =======
=======
               See notes to financial statements
6


                      RIVERPLACE APARTMENTS LIMITED PARTNERSIHP
                            NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31,1997 AND 1996
1.
Organization and summary of significant accounting policies:
Organization:
Riverplace Apartments Limited Partnership ("the Partnership"), organized as a Massachusetts Limited Partnership on February 29, 1988, was formed to acquire and operate an affordable residential apartment complex consisting of 100 units located at various scattered locations in Holyoke, Massachusetts ("the Property") as follows: 298, 300, 302, 304 Chestnut Street; 294, 298 Elm Street; 82, 82@ R. Clemente Street; 44 Lyman S@; 22, 24 Northeast Street; 532 South Bridge Street; 527 South Summer Street; and 177, 183, 185 West Street. The project is currently operating under the name Riverplace Apartments. The Partnership Agreement was last amended and restated on September 1, 1988.

Summary of significant accounting policies:
Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and
liabilities at the date of the financial statements,    and the
reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Method of accounting:
The financial statements of the Partnership have been prepared on the accrual basis of accounting, consistent with generally accepted accounting principles.

Rental income:
Rental income is recognized under the operating method as the rentals become due. Rental payments received in advance are deferred until earned. Residential units are principally on short-term leases.

Rental property:Rental property 's recorded at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives of 40 years for buildings, 12 years for certain improvements and 3 to 15 years for personal property using both straight-line and accelerated methods. For federal 'income tax purposes, depreciation is being calculated using the Modified Accelerated Cost Recovery System (MACRS).

Improvements to rental property are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation. The resulting gains and losses are reflected in the statement of operations.


7

                    RIVERPLACE APARTMENTS LIMTED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31,1997 AND 19961. Organization and summary of significant accounting policies - continued:

Deferred financing costs:
Deferred financing costs consist of costs associated with obtaining the mortgage on the Property. These costs are being amortized on a straight-line basis over the life of the related debt.

Income taxes:
Federal and state income taxes are not included in the accompanying financial statements because these taxes, if any, are the responsibility of the individual Partners.

The Project is eligible for low-income housing tax credits for a ten-year
period, beginning in 1988, which are calculated at between 9.12%
     - 9.22% of
qualified rehabilitation costs - The um annual credit is $364,094 and it is a
pass-through credit to the partners.  The actual credit amount may vary
annually based on the low income occupancy of the buildings.  The credits for
1997 and 1996 were $364,094 each year.
Provisions of the enabling legislation regarding the tax credit restrict occupancy of all 100 apartments to qualified low-income tenants for a fifteen-year period. Recapture provisions of the legislation could result in a required repayment by the partners of a portion of the tax credits if relevant provisions are not adhered to.

Reclassifications:

Certain reclassifications have been made to the 1996 financial statements to conform with the 1997 presentation.

2.   Partners' capital contributions:

The general partners of the Partnership are Mark A. Berezin, Herbert G. Berezin, and Stephen L. Berezin. As of December 31,
1997 and 1996, the general partners have made aggregate capital contributions of $3.

The investment limited partner of the Partnership is American
Affordable Housing II Limited Partnership.  As of December 31,
1997 and 1996, the investment limited partner has made capital contributions of $2,186,118.

3. Allocation of benefits:

In accordance with the Partnership Agreement, as last amended, all profits and losses from operations and tax credits are allocated as follows:

Investment Limited Partner               99%
General Partners                          1
                                   100%

8
                      RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                      NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       YEARS ENDED DECEMBER 31,1997 AND 1996

3. Allocation of benefits - continued:Distributable cash flow is defined in the Partnership Agreement, as last amended, to include all profits and losses of the Partnership from operating activities subject to the following adjustments:

(a) Depreciation of rental property and amortization of deferred costs shall not be deducted;

(b)  Mortgage principal payment shall be deducted-,

(c) Payments to reserves for working capital needs, improvements, replacements and any other contingencies shall be deducted;

(d) Amounts paid for capital expenditures shall be deducted, unless paid from a replacement reserve or funded through insurance.

(e) Proceeds from a capital transaction shall not be included;

(f)  Any rent or interest subsidies received shall be included;

(g) Certain fees to the General Partners and others, as defined in the Partnership Agreement, shall not be deducted;

(h) The reporting fee shall be deducted only when and to the extent paid-, and

(i) Deposits to or releases of funds, letters of credit or other security (and the interest, if any, thereon) provided in connection with any mortgage by the General Partners and their affiliates shall not be included.

Distributable cash flow from operations shall be applied, subject to governmental agency and lender approvals (if required), as follows (all terms are as defined in the Partnership Agreement, as last amended) -.

(a) First, to the repayment of Subordinated Loans and interest thereon-,

(b) Second the balance there of shall be distributed 5O% to the Investment Limited Partner and 5O% to the General Partners.

Distributable cash flow from operations in respect to any fiscal year may not exceed such amounts as governmental agency regulations and lender regulations permit to be distributed. Further, the Partnership Agreement provides that until September 1, 2003 all distributable cash flow from operations be paid into a reserve account to fund the costs of paying increased debt service on the Partnership's mortgage note due to interest rate 'increases and the costs of refinancing the mortgage as may be applicable. On September 1, 2003 or such earlier time as approved by the General Partners and the designated affiliate of the Investment Limited Partner, any funds remaining in the reserve account shall be disbursed to the partners.


9
                     RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                     NOTES TO FINANCIAL STATEMENTS - CONTINUED
                      YEARS ENDED DECEMBER 31, 1997 AND 1996

3.   Allocation of benefits - continued:
Profits from a capital transaction, as defined in the Partnership
Agreement, as last amended, are allocated to the partners as follows:

(a) First, to restore the negative capital accounts of all partners to zero in proportion to each partner's negative capital account balance;

(b) Second to the partners to the extent of their invested amounts not previously distributed and

(c) Third the balance, if any, of such profits shall be allocated, 50% to the investment Limited Partner and 50% to the General Partners.

Losses from a capital transaction are allocated to the partners as follows:

(a) First, losses shall be allocated to all partners having positive capital accounts until their capital accounts have been reduced to zero; and

(b) Second, the balance of such losses shall be allocated to the General
    Partners.4.Cash, restricted deposits and funded reserves:

The Partnership maintains certain operating, security deposit and replacement
reserve cash balances in two financial institutions located in
                                        Massachusetts.
The balances are measured by the Federal Deposit Insurance
                                        Corporation
("FDIC") up to $100,000.  At December 31, 1997 and 1996, the
                                        Partnership's
cash balances were fully insured.
5.Mortgage note payable:
The mortgage note payable consists of a note in the original amount of
$4,500,000, dated March 11, 1988 and last amended on May 23, 1989, with Fleet National Bank as successor in interest to Bank of New England-West, N.A. The note is secured by the real estate and related personal property of the Partnership and an assignment of rents and leases. Interest is currently payable on the note at a rate of 10% per annum. This rate was fixed at the conversion date (August 1, 1989), as defined in the loan agreement. The lender has the right to adjust the interest, rate every three years subsequent to the conversion date to a rate that is equal to 2 1/2% per annum above the three year Treasury note rate in effect on the interest rate adjustment dates. The next scheduled interest rate adjustment date is August 1, 1998. Based upon the current interest rate, the note requires monthly 'installments of principal and interest of $39,240. The note matures on July 1, 2019. However, the lender has the right to demand repayment of the loan in full on September 19, 2003 which is the date fifteen years following the execution of the first Housing Assistance Payments contract for the Property. The mortgage note may be prepaid by the Partnership without premium or penalty.

10


                       RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                       NOTES TO FINANCIAL STATEMENTS - CONTINUED
                         YEARS ENDED DECEMBER 31,1997 AND 1996

5.    Mortgage note payable - continued:
In connection the execution of the note agreement, the General Partners entered into a Negative Cash Flow Commitment agreement with the lender. Pursuant to the agreement, the General Partners were required to fund any operating deficits, as defined, until the later to occur of August 1, 1992 or when net income, as defined, from the Property at least equaled 120% of debt service on the mortgage note. The Negative Cash Flow Commitment was limited to a maximum amount of $250,000. For the year ended December 3 1, 1997, the Partnership met the requirement that net 'income equal at least 120% of debt service on the mortgage note. Accordingly, pursuant to its provisions, the Negative Cash Flow Commitment terminated as of December 3 1, 1997.

Aggregate principal maturities on the mortgage loan for each of the next five years, based on the current effective interest rate, are as follows:

Year     Amount

1998    $57,350
1999     63,355
2000     69,990
2001     77,318
2002     85,415

The liability of the Partnership under the mortgage note is limited to the underling value of the real estate collateral plus any amounts that may be deposited with the lender.

6. Rental housing assistance agreement:
The Partnership has a contract with the Housing Authority of the City of Holyoke, Massachusetts to receive HUD Section 8 rental assistance funds for the benefit of qualified tenants. The program restricts assistance to those who meet certain HUD established criteria including maximum income limitations. The Housing Authority is responsible for determining tenant eligibility for participation 'm the program. This Housing Assistance Payments ("HAP") contract was awarded in stages covering all 100 apartment units and it expires m corresponding stages from September 19, 2003 through March 20, 2004. During the years ended December 31, 1997 and 1996, rental assistance income organized under the contract amounted to $904,401 and $692,959, respectively.

7. Rental income:
During 1997, the Partnership received $96,262 from the Holyoke
Housing             Authority for retroactive rent adjustments
and special clams payments related to years prior to 1997.  This
amount has been included in rental income    for the year ended
December 31, 1997. The Partnership still has a request pending with the Holyoke Housing Authority for additional adjustments related to a prior year. The Housing Authority has not yet acted upon this request as of December 31, 1997. At this time, no estimate can be made of the amount, if any, of additional adjustments that will actually be received by the Partnership.




11
                    RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                     NOTES TO FINANCIAL STATEMENTS - CONTINUED
                      YEARS ENDED DECEMBER 31, 1997 AND 1996

8. Transactions with related parties:

Marken Properties, Inc. ("Marken"), an affiliate of the General Partners, is the project management agent. Marken receives a base management fee calculated at 6% of gross revenues from the Property. Management fees expensed in 1997 and 1996 amounted to $71,119 and $62,985, respectively. Of these amounts, $8,120 and $15,795 remained unpaid at December 31, 1997 and 1996, respectively.

Personnel working at the project site are employees of Marken and therefore the Project reimbursed Marken for the actual salaries and related benefits, as reflected in the accompanying financial statements. Such salaries and related benefit costs expensed during 1997 and 1996 amounted to $99,465 and $112,578, respectively. Of these amounts, $5,448 and $41,274 remained unpaid at December 31, 1997 and 1996, respectively.

The Partnership incurred accounting and data processing fees of $7,200 to Marken in each of the years ended December 3 1, 1997 and 1996. As of December 31, 1996, fees in the amount of $1,800 remained unpaid.

Marken allocates certain office and administrative expenses among multiple properties under its management. For the year ended December 31, 1997, the Partnership's allocable share of these costs amounted to $10,982. In addition, the Partnership purchases various operating and maintenance supplies and services as well as its fuel oil and heating service contract from companies (Interstate Plumbing & Heating Supply Corp., Key Contractors, Inc., and Hampden Contractors, Inc.) affiliated with the General Partners. For the year ended December 3 1, 1997, the Partnership incurred costs to Interstate Plumb' & Heating Supply Corp. and Key Contractors, Inc. for operating and maintenance supplies and services in the amounts of $34,490 and $2,525, respectively. Costs incurred to Hampden Contractors, Inc. for fuel Oil and heating seances and to maintain the laundry concession aggregated $71,949 in 1997. For the year ended December 31, 1996, the Partnership incurred aggregate costs of $133,405 for all of the above purchases and services. As of December 31, 1997, the Partnership had payables to these affiliates totaling $4,480. As of December 31, 1996, the Partnership had payables to Marken of $1,025 and to the other affiliates total' $15,013.

At December 31, 1996, the Partnership had an aggregate liability of $34,282 to various affiliated real estate limited partnerships for insurance premiums paid on behalf of the Partnership. The Partnership reimbursed these entities in 1997 for these costs.

At December 31, 1996, the Partnership had a miscellaneous receivable from
Marken in the amount of $1,509 which has been netted against payables to Marken in the accompanying 1996 balance sheet. This receivable was collected in 1997.

Pursuant to the Partnership Agreement, as last amended, a reporting fee is payable to an affiliate of the Investment Limited Partner for its services in assisting with the preparation of tax returns and other reports to the partners as required by the Partners Agreement. The fee is in an annual amount of $5,500 and is payable from available cash flow from operations. Any unpaid fees shall accrue and be payable on a cumulative basis in the first year in which there is sufficient cash flow from operations or from the proceeds of a capital transaction. A reporting fee in the amount of $5,5 00 was expensed in the years ended December 3 1, 1997 and 1996. No fees were paid in 1997 or 1996. The Partnership's cumulative liability to the affiliate for these fees at December 31, 1997 and 1996 amounted to $44,000 and $38,500, respectively.

12


                     RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                     NOTES TO FINANCIAL STATEMENTS - CONTINUED
                      YEARS ENDED DECEMBER 31, 1997 AND 1996

8. Transactions with related parties - continued:

In accordance with the provisions of the Partnership Agreement, as last amended if the Partnership is required to obtain loans to fund increased debt service under its mortgage note on account of interest rate increases during the fifteen year period ending on September 1, 2003, the General Partners are required to either guarantee such loans or to make such loans to the Partnership. Any such loans made to the Partnership by the General Partners will be Subordinated Loans. These loans will bear interest at the prime rate of Fleet National Bank. The loans and related interest thereon may only be repaid from available cash flow from operations or from the proceeds of a capital transaction.

Pursuant to the Partnership Agreement, as last amended, the General Partners are entitled to receive a sales preparation fee in the amount of 3 % of the gross sales price upon any sale of the Property.

9. Contingencies:

The Partnership is required to maintain compliance with the Low-Income Housing Tax Credit Program as a condition to receiving low-income housing tax credits. Failure to comply with the requirements of the Low-income Housing Tax Credit Program can result in a recapture of a portion of the tax credits previously taken and can jeopardize the ability of the Partnership to claim any future low-income tax credits.

The Partnership is involved in a dispute with the City of Holyoke, Massachusetts related to water meter readings and sewer use charges at the Property's 304 Chestnut Street location. In March 1994, the Holyoke Water Department determined that its meter reader had been incorrectly reading the water meter at this location since December 1989. As a result, the City has alleged that the Partnership had only been billed for a small portion of the total water consumption and sewer use charges at this location for the period from December, 1989 to March, 1994. The City billed the Partnership an amount of approximately $83,000 for the previously unbilled water and sewer use charges allegedly incurred for this period of time. The Partnership has contested the City's actions in this matter. As a consequence, on June 6, 1995, the City placed a lien on the Property for the unpaid water bill, sewer charges and accumulated interest thereon totaling $94,503. Management is currently attempting to settle this matter with the City. A liability in the amount of approximately $43,000 has been accrued in the accompanying financial statements for 1997 and 1996 and it has been included with accrued expenses other. Management believes, based in part upon the opinion of legal counsel, that the Partnership may be able to settle this matter with the City for an amount approximating the liability recorded in the accompanying financial statements. The ultimate resolution of this matter cannot be determined at the present time. Nevertheless, due to uncertainties in the settlement process, it is at least reasonably possible that management's view of the outcome will change in the near term.

10.  Concentrations:

The Partnership's operations are concentrated in the multifamily real estate market. In addition, the Partnership operates in a heavily regulated environment. The operations of the Partnership are subject to the administrative directives, rules and regulations of federal, state and local regulatory agencies, including, but not limited to, HUD. Such administrative directives, rules and regulations are subject to change by an act of Congress or an administrative change mandated by HUD. Such changes may occur with little notice or inadequate funding to pay for the related costs, including the additional administrative burden, to comply with a change.

13

                     RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                     NOTES TO FINANCIAL STATEMENTS - CONTINUED
                      YEARS ENDED DECEMBER 31, 1997 AND 1996

11. Reconciliation to taxable loss:

Reconciliation's of financial statement net loss to taxable loss of the Partnership for the years ended December 31, 1997 and 1996 are as follows:

                                   1997           1996
Net loss per financial statement        ($8,474)
($156,324)

Adjustments:

 Excess of tax depreciation             ( 64,713)
 (71,754)
 over book depreciation
 Rents collected in advance                5,222
 -
 Miscellaneous other                           -           (
 1,761)
                                        --------          -------
-
Taxable loss per tax return             ($67,965)
($229,839)
                                        ========
========





14












                               ADDITIONAL INFORMATION


































                RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
      SCHEDULES OF RENTING, ADMINISTRATIVE, OPERATING,
MAINTENANCE,
               TAXES AND INSURANCE, AND INTEREST EXPENSES
                 YEARS ENDED DECEMBER 31, 1997 AND 1996


                                             1997        1996
                                             ----        ----
Administrative Expenses
  Advertising and Promotion                $     752   $     354
  Office Salaries                             24,687      28,382
  Employee Benefits                           14,860      17,226
  Legal                                        5,721       2,050
  Auditing                                     7,500       7,500
  Telephone                                    3,410       4,208
  Office Expense                              11,725      10,760
  Data Processing Fees/ Bank Charges           8,582       8,727
  Licenses and Permits                           413         400
  Miscellaneous                               11,391       6,708
                                            --------    --------
    Total Administrative Expenses          $  89,041   $  86,315
                                            ========    ========
Utilities
   Fuel oil                                $  61,087   $  65,765
   Electricity                                12,414      10,540
   Water and Sewer                            75,037      75,901
   Gas                                        12,642      12,991
                                            --------    --------
    Total Utilities                        $ 161,180   $ 165,197
                                            ========    ========

Operating Expenses
  Maintenance Salaries                     $  29,788     $25,887
  Cleaning Salaries                           11,000      20,440
  Decorating Salaries                            117         723
  Trash Removal                                8,885      11,089
  Exterminating                               10,195      12,200
  Cleaning Supplies                            2,522       2,889
  Snow Removal                                 1,673         928
  HVAC Repairs and Maintenance                15,275      12,614
  Repairs Material                            38,730      43,400
  Decorating Supplies and Contract             8,861      17,345
                                            --------    --------
 Total Operating and Maintenance Expenses  $ 127,046   $ 147,515
                                            ========    ========


See independent auditor's report on additional information on
page 1.   15

                RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
      SCHEDULES OF RENTING, ADMINISTRATIVE, OPERATING, MAINTENANCE,
         TAXES AND INSURANCE, AND INTEREST EXPENSES - CONTINUED
                 YEARS ENDED DECEMBER 31, 1997 AND 1996



                                             1997        1996
                                             ----        ----
Taxes
  Real Estate Taxes                       $  18,870   $  19,174
  Payroll Taxes                               7,649       8,867
  Other Taxes                                   125          33
                                           --------    --------
                                          $  26,644   $  28,074
                                           ========    ========
Insurance Expense
  Property and Liability                  $  88,064   $  80,888
  Workers' Compensation                       2,944       3,413
  Employee Health                             8,942      10,365
                                           --------    --------
  Total Insurance Expenses                $ 99,950   $   94,666
                                           ========    ========
Interest Expense
  Interest on Mortgage                    $ 417,740   $ 422,765
  Other Interest                              1,908       1,220
                                           --------    --------
  Total Interest Expense                  $ 419,648   $ 423,985
                                           ========    ========


















See independent auditor's report on additional information on page 1.   16









                                             American Affordable Housing II
Limited Partnership
                                           Schedule III - Real Estate and
Accumulated Depreciation
                                                              March 31, 1998

                                                  Subsequent
                              Initial             capitalized    Gross amount at
which
                           cost to company          Costs**    carried at close
of period
                           ---------------        -----------
--------------------------

                                       Buildings
Buildings                 Accum.   Con-  Acq- Depre-
                Encum-                 and im-    Improve-              and im-
Depre-  struct uired ciation
Description     brances     Land      provements   ments      Land
provements   Total         ciation  Date   Date  Life
--------------------------------------------------------------------------------
----------------------------------------------
Anthony Garden
Apartments      3,864,835   501,332   2,632,779  1,727,786   501,322   4,360,565
4,861,887    1,083,541   3/89 10/88 5-50

Belen Apts.     1,483,172    54,000   1,468,653    518,194    87,960   1,986,847
2,074,807      679,274  12/88 12/88 5-27.5

Blairview
Associates      1,431,998    80,814   1,705,626      6,399    80,814   1,712,025
1,792,839      715,209  12/88  3/89 5-27.5

Bloomfield
Associates        367,901    11,500     466,419      1,013    17,473     467,432
484,905      175,169   6/88  6/88 5-27.5

Boardman Lake
Apartments        978,259    60,200     590,096    672,641    60,200   1,262,737
1,322,937      474,556   5/89 10/88 5-27.5

Bowdoinham
Associates      1,295,583    95,132     966,112    698,337    65,132   1,664,449
1,729,581      519,647   5/89 11/88 5-27.5

Brewton Ltd.      971,471    72,500   1,211,379      4,023    72,500   1,215,402
1,287,902      452,081   6/88  8/88 5-27.5

                                             American Affordable Housing II
Limited Partnership
                                           Schedule III - Real Estate and
Accumulated Depreciation
                                                              March 31, 1998

                                                  Subsequent
                              Initial             capitalized    Gross amount at
which
                           cost to company          Costs**    carried at close
of period
                           ---------------        -----------
--------------------------

                                      Buildings                        Buildings
Accum.    Con-   Acq-  Depre-
                 Encum-                 and im-   Improve-            and im-
Depre-     struct uired   ciation
Description      brances     Land     provements   ments      Land
provements   Total      ciation   Date   Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Bridgeview        772,183    12,000   1,012,110     13,623    12,000   1,025,733
1,037,733      417,744   5/88  8/88 5-27.5

Brookhollow
Manor, Ltd.       893,099    25,080   1,003,839    179,657    25,080   1,183,496
1,208,576      408,792   8/88 10/88 5-27.5

Carthage Court
Housing         1,277,004    18,000   1,568,266     49,798    18,000   1,618,064
1,636,064      571,835  10/88 12/88 5-27.5

Deer Crossing
Associates      1,182,904    73,102   1,565,336     24,443    73,102   1,589,779
1,662,881      389,748   4/89  4/89 5-27.5

East China
Township          897,902    52,039   1,140,464     18,921    52,039   1,159,385
1,211,424      459,957  11/88  8/88 5-27.5

East Ridge
Associates      1,247,652    70,000   1,602,988      5,763    70,000   1,608,751
1,678,751      548,831   9/88  8/88 5-27.5

Fairbanks Flats   542,098    40,000     883,522   (352,620)b  40,000     530,902
570,902      243,173  12/88  7/88 5-27.5

Fredericktown
Associates        370,054    20,000     456,784     13,296    20,000     470,080
490,080      169,860   5/88  6/88 5-27.5

                                             American Affordable Housing II
Limited Partnership
                                           Schedule III - Real Estate and
Accumulated Depreciation
                                                              March 31, 1998

                                                  Subsequent
                              Initial             capitalized    Gross amount at
which
                           cost to company          Costs**    carried at close
of period
                           ---------------        -----------
--------------------------

                                     Buildings
Buildings               Accum.    Con-  Acq-   Depre-
                Encum-                 and im-    Improve-            and im-
Depre-  struct  uired  ciation
Description     brances     Land     provements    ments     Land     provements
Total      ciation   Date    Date    Life
--------------------------------------------------------------------------------
---------------------------------------------
Garden City
Family Hsg.       384,903    14,775     483,300      4,000    14,775     487,300
502,075      148,905   6/88  6/88 5-35

Harbor Hill
Associates      1,246,995    65,132   1,443,798    156,852    65,132   1,600,650
1,665,782      518,521   2/89 11/88 5-27.5

Immokalee
RRH, Ltd.       1,316,810   107,000   1,573,636     17,690   107,000   1,591,326
1,698,326      452,025   3/88  5/88 5-27.5

Kersey Apts.    1,177,532    90,000   1,270,768    231,101    92,040   1,501,869
1,593,909      491,430  10/88 10/88 5-27.5

Kingsley Park
Associates     10,851,302   521,725  12,281,821    145,089   521,725  12,426,910
12,948,635    4,331,449  10/88  3/88 5-27.5

Lake Havasu
Invsmt. Grp.    1,424,640   176,845   1,595,306          0   176,845   1,595,306
1,772,151      455,987   4/88  3/88 5-50

Liberty Center,
Ltd.            1,176,473   198,000   2,480,840     12,339   198,000   2,493,179
2,691,179      579,418  10/88 12/88 5-27.5

Lovington
Housing Assoc.  1,092,500    30,000   1,464,954     62,943    30,000   1,527,897
1,557,897      343,259   2/89  2/89 5-27.5

                                             American Affordable Housing II
Limited Partnership
                                           Schedule III - Real Estate and
Accumulated Depreciation
                                                              March 31, 1998

                                                  Subsequent
                              Initial             capitalized    Gross amount at
which
                           cost to company          Costs**    carried at close
of period
                           ---------------        -----------
--------------------------

                                     Buildings                        Buildings
Accum.    Con-  Acq-   Depre-
                Encum-                 and im-    Improve-             and im-
Depre-   struct uired ciation
Description     brances     Land     provements    ments      Land    provements
Total        ciation   Date  Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Malone Housing
Redevelopment   1,482,911    64,900   1,788,215     70,288    64,900   1,858,503
1,923,403      636,242  11/88 12/88 5-27.5

Maple Tree
Associates      1,241,671    65,132   1,464,954    155,138    65,132   1,620,092
1,685,224      511,761   4/89  5/89 5-27.5

Marionville
Family Hsg.       195,920    19,825     230,104          0    19,825     230,104
249,929       63,004   5/88  6/88 5-35

Michelle Manor
Apartments        905,633   131,945   1,009,687    (14,586)a 131,945     995,101
1,127,046      249,122   9/88 10/88 5-50

Middleburg
Assoc. Ltd.     1,410,284   104,000   1,155,947    261,514   104,000   1,417,461
1,521,461      505,412   3/89 10/88 5-27.5

Nebraska City
Senior Hsg.       434,528    27,119     516,617          0    27,119     516,617
543,736      161,409   7/88  6/88 5-35

Nicollet Island
Historic Homes  1,113,991         0   1,875,059     81,255         0   1,956,314
1,956,314      549,220  12/88 11/88 7-27.5

Paige Hall Ltd. 2,253,150   633,666   2,544,140    706,485         0   3,250,625
3,250,625      873,077   4/89  3/89 7-27.5


                                                                 - 22 -
                                             American Affordable Housing II
Limited Partnership
                                           Schedule III - Real Estate and
Accumulated Depreciation
                                                              March 31, 1998

                                                  Subsequent
                              Initial             capitalized    Gross amount at
which
                           cost to company          Costs**    carried at close
of period
                           ---------------        -----------
--------------------------

                                     Buildings                         Buildings
Accum.    Con-   Acq-   Depre-
                Encum-                and im-    Improve-               and im-
Depre-   struct  uired ciation
Description     brances     Land     provements    ments      Land
provements   Total      ciation    Date   Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Perramond
Associates      1,182,598    88,813   1,487,597     77,341    28,000   1,564,938
1,592,938     384,970    4/89  4/89 7-27.5

Pine Knoll
Devpmt. Co.     1,360,267    45,000     803,220    769,565   199,301   1,572,785
1,772,086     538,491    5/89 10/88 5-27.5

Pine Ridge Ltd. 1,509,522   110,000   1,899,826     11,601   110,000   1,911,427
2,021,427     703,821    6/88  7/88 5-27.5

Pine Terrace
Ltd.            1,192,117    61,500   1,188,396    326,353    61,500   1,514,749
1,576,249     532,497    1/89 12/88 5/27.5

Plattevill
Apartments        545,184    45,000     659,035     56,028    46,301     715,063
761,364     244,478   10/88 10/88 5-27.5

Riverplace
Apts.           4,151,274   175,260   6,463,578    302,526   175,260   6,766,104
6,941,364   1,663,878    3/89  9/88 5-27.5

Sara Pepper
Associates        648,158    67,200     740,378     56,257    22,000     796,635
818,635     215,687   3/88  5/88  5-27.5


Shawmut Ave       640,172    69,325   1,145,503     60,576    69,325   1,206,079
1,275,404     345,088  12/88 11/88  5-34


                                             American Affordable Housing II
Limited Partnership
                                           Schedule III - Real Estate and
Accumulated Depreciation
                                                              March 31, 1998

                                                  Subsequent
                              Initial             capitalized    Gross amount at
which
                           cost to company          Costs**    carried at close
of period
                           ---------------        -----------
--------------------------

                                      Buildings                        Buildings
Accum.    Con-  Acq-   Depre-
                Encum-                 and im-    Improve-              and im-
Depre-   struct uired ciation
Description     brances     Land      provements   ments      Land
provements    Total       ciation    Date  Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Shelbyville FH,
Ltd.              611,102    13,000     736,830          0    13,000     736,830
749,830      201,269   7/88 10/88 5-27.5

Silver Pines
Associates      1,407,600   170,050   1,684,846     20,278   171,317   1,705,124
1,876,441      456,851   8/88  8/88 5-27.5

Springfield Ltd.1,436,215    66,000   1,864,463     30,170    66,000   1,894,633
1,960,633      708,385   3/88  5/88 5-27.5

Stokes Rowe
Ltd. Ptnrshp.   1,054,279     7,321   1,914,238      5,168     7,321   1,919,406
1,926,727      463,455   6/88  6/88 5-27.5

Suncrest, Ltd.    971,505    50,000   1,141,518      4,176    50,000   1,145,694
1,195,694      304,728   5/88 10/88 5-27.5

Village Chase of
Zephyrhills,
Ltd.            1,499,414   151,350     490,589  1,332,111   151,350   1,822,700
1,974,050      636,221   4/89 12/88 7-27.5

Village Walk of
Zephyrhills,
Ltd.            1,390,566   133,650     619,248  1,077,169   133,650   1,696,417
1,830,067      585,028   3/89 12/88 7-27.5




                                             American Affordable Housing II
Limited Partnership
                                           Schedule III - Real Estate and
Accumulated Depreciation
                                                              March 31, 1998

                                                  Subsequent
                              Initial             capitalized    Gross amount at
which
                           cost to company          Costs**    carried at close
of period
                           ---------------        -----------
--------------------------

                                     Buildings                        Buildings
Accum.    Con-   Acq-   Depre-
                Encum-                and im-    Improve-              and im-
Depre-  struct  uired ciation
Description     brances     Land     provements    ments      Land    provements
Total       ciation    Date   Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Warren
Properties,
Ltd.            1,399,324    70,000   1,648,427      9,720     70,000
1,658,147   1,728,147     463,704  10/88 10/88  5-27

Washington
Mews LP.          879,223    55,225   1,921,104   (106,804)    55,225
1,814,300   1,869,525     614,540  12/88  8/88  5-27.5

Wilder
Associates      1,210,016    62,947   1,519,472     62,085     62,947
1,581,557   1,644,504     508,581   1/89 11/88  5-27.5

Wildwood Villas 1,480,847   100,960   1,872,065      7,203    100,960
1,879,268   1,980,228     675,802   9/88  9/88  5-27.5
               ---------- ---------  ----------  ---------  ---------  ---------
-  ----------  ----------
               69,854,741 4,978,364  81,253,852  9,572,905  4,407,517
90,826,757  95,234,274  28,427,132
               ========== =========  ==========  =========  =========
==========  ==========  ==========

Since the Operating Partnerships maintain a calendar year end the information reported on this schedule is as of December 31, 1997.
a Decrease due to reallocation of acquistion costs.
b Decrease due to impairment.
**There were no carrying costs as of December 31, 1997. The column has been ommitted for presentation purposes


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
                                                                  -----------
Balance at close of period - 03/31/95............................$101,044,447


Notes to Schedule III-Continued
American Affordable Housing II Limited Partnership

Reconciliation of Land, Building & Improvements current year changes-Continued

Balance at close of period - 03/31/95............................$101,044,447

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     367,972
    Other............................................           0
                                                      -----------
                                                                 $    367,972
  Deductions during period:
    Cost of real estate sold.........................$(6,044,508)
    Other............................................   (818,769)
                                                      ----------
                                                                 $ (6,863,277)
                                                                  -----------
Balance at close of period - 03/31/96............................$ 94,549,142

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     246,897
    Other............................................           0
                                                      -----------
                                                                 $    246,897
  Deductions during period:
    Cost of real estate sold.........................$         0
    Other............................................   (383,000)
                                                      ----------
                                                                 $   (383,000)
                                                                  -----------
Balance at close of period - 03/31/97............................$ 94,413,039

Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................
    Other............................................     821,235
                                                      -----------
                                                                 $     821,235
  Deductions during period:
    Cost of real estate sold.........................$         0
    Other............................................          0
                                                      ----------
                                                                 $           0
                                                                  -----------
Balance at close of period - 03/31/98............................$ 95,234,274
                                                                  ===========
                                         - 27 -

Notes to Schedule III - Continued
American Affordable Housing II Limited Partnership

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

  Current year expense.....................................$1,831,578
                                                            ---------

Balance at close of period -
3/31/96.................................$22,649,944


  Current year expense.....................................$2,951,028
                                                            ---------

Balance at close of period -
3/31/97.................................$25,600,972


  Current year expense.....................................$2,826,160
                                                            ---------

Balance at close of period -
3/31/98.................................$28,427,132

==========