Form 10-Q
period 1998-06-30
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 1998-08-20
CIK 815024

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended   JUNE 30, 1998
                                     ------------------
                                              or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from           to
                                    ---------    ---------

Commission file number    0-17696


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

          AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
          --------------------------------------------------
                      QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTER ENDED June 30, 1998
               ------------------------------------------


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



 PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K

            Signatures

           American Affordable Housing II Limited Partnership

                                BALANCE SHEETS

                                    ASSETS

                                              June 30,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------
----------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (note D)                     $2,866,578
$2,962,644

OTHER ASSETS
   Cash and cash equivalents                      7,494
12,456
   Notes receivable                              40,000
40,000
   Other assets                                   7,849
7,849
                                              ---------
---------

                                             $2,921,921
$3,022,949
                                              =========
=========


                                 LIABILITIES

Accounts payable affiliates                  $4,114,801
$4,008,555
Accounts payable                                  3,793
3,500
                                              ---------
---------
                                              4,118,594
4,012,055
                                              ---------
---------

PARTNERS' CAPITAL
   Limited Partners
     Units of limited partnership
     interest, $1,000 stated value per
     unit; issued and outstanding,
     26,501 units (note A)                     (954,800)
(749,309)

   General Partners                            (241,873)
(239,797)
                                              ---------
---------
                                             (1,196,673)
(989,106)
                                              ---------
---------

                                             $2,921,921
$3,022,949
                                              =========
=========



     The accompanying notes are an integral part of these statements.

              American Affordable Housing II Limited Partnership

                           STATEMENTS OF OPERATIONS

                         Three Months Ended June 30,

                                 (Unaudited)

                                                  1998
1997
Income                                            ----
----
  Interest income                             $      83     $
104
  Other income                                    7,528
-
                                                -------
-------

                                                  7,611
104
                                                -------
-------

Share of loss from Operating
  Partnerships (note D)                         (96,066)
(165,342)
                                                -------
-------

Expenses
  Professional fees                                   -
-
  General and administrative expenses            17,194
7,208
  Asset management fees (note C)                101,918
102,068
                                                -------
-------

                                                119,112
109,276
                                                -------
-------

  NET LOSS                                    $(207,567)
$(274,514)
                                               ========
========

Net loss allocated to general partners        $  (2,076)   $
(2,745)
                                               ========
========

Net loss allocated to limited partners        $(205,491)
$(271,769)
                                               ========
========

Net loss per unit of limited
  partnership interest                        $      (8)   $
(10)
                                               ========
========





       The accompanying notes are an integral part of these statements.


           American Affordable Housing II Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                       Three Months Ended June 30, 1998

                                 (Unaudited)



                                Limited        General
                                Partners       Partners
Total
                                --------       --------
-----


Partners' capital (deficit),
    April 1, 1998              $(749,309)    $(239,797)  $
(989,106)


Net loss                        (205,491)       (2,076)
(207,567)
                                --------      --------      -----
---


Partners' capital (deficit),
   June 30, 1998               $(954,800)    $(241,873)
$(1,196,673)
                                ========      ========
==========



















       The accompanying notes are an integral part of these statements.

              American Affordable Housing II Limited Partnership

                           STATEMENTS OF CASH FLOWS

                   Three Months Ended June 30,

                                 (Unaudited)

                                               1998         1997
                                               ----         ----
Cash flows from operating activities:
    Net loss                               $(207,567) $ (274,514)
    Adjustments
       Cash flow from Operating
         Partnerships                              -         523
       Share of loss of Operating
         Partnerships                         96,066     165,342
    Changes in assets and liabilities
       Increase in accounts payable
         and accrued expenses                106,539     106,607
                                            --------   ---------

         Net cash provided by (used in)
           operating activities               (4,962)     (2,042)
                                            --------   ---------


         INCREASE (DECREASE) IN CASH          (4,962)     (2,042)

Cash and cash equivalents, beginning          12,456      14,290
                                            --------   ---------

Cash and cash equivalents, ending           $  7,494  $   12,248
                                            ========   =========





       The accompanying notes are an integral part of these statements.

                                        5
                American Affordable Housing II Limited
Partnership

                        NOTES TO FINANCIAL STATEMENTS
                             June 30, 1998
                              (Unaudited)

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

       The condensed financial statements included herein as of June 30,
1998 and for the three months then ended have been prepared by the
Registrant, without audit, pursuant to the rules and regulations of the
Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report Statement on Form 10-K.

       The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the fiscal year ending
March 31, 1999.

             American Affordable Housing II Limited Partnership
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                June 30, 1998
                                 (Unaudited)
NOTE C - RELATED PARTY TRANSACTIONS

       An annual asset management fee based on 0.5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued as payable to Boston Capital Asset Management Limited Partnership
(formerly Boston Capital Communications Limited Partnership).
The annual asset management fee accrued for the quarters ended June 30, 1998 and 1997 was $105,568 for both years.

       Affiliates of the General Partner have advanced $129,877 to the
Partnership to pay certain operating expenses. This and any additional advances will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in
Operating Partnerships.

       On December 23, 1994 an affiliate of the General Partners funded
$100,375, interest free, to the Partnership so that it could make a $100,375 loan to the Operating Partnership Washington Mews. The loan enabled the
Operating Partnership to refinance its mortgage at a more favorable rate, and will be repaid by the Operating Partnership with surplus cash from operations over the course of the three years. As repayments are received from
Washington Mews, they will be used to repay the funding, free of interest, from the General Partners' affiliate. As of June 30, 1998 Washington
Mews has paid the Partnership $60,375.  As of June 30, 1998
$60,375 has
been repaid to the affiliate leaving a balance of $40,000.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

       At June 30, 1998 and 1997, the Partnership had limited partnership equity interests in fifty Operating Partnerships, each of which owned an apartment complex.

       Under the terms of the Partnership's investment in each Operating
Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments upon each Operating Partnership achieving specified levels of construction and/or operations. At June 30, 1998 and 1997, all such capital contributions had been paid to the Operating Partnerships.

       The Partnership's fiscal year ends March 31st of each
year, while all
the Operating Partnerships' fiscal years are the calendar year.
Pursuant to
the provisions of each Operating Partnership Agreement, financial results for
each of the Operating Partnerships are provided to the
Partnership within 45
days after the close of each Operating Partnership's quarterly period.
Accordingly, the current financial results available for the
Operating
Partnerships are for the three months ended March 31, 1998.
                                        7

              American Affordable Housing II Limited Partnership
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                June 30, 1998
                                 (Unaudited)

                COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS-Continued

        The unaudited combined summarized statements of operations of the
Operating Partnerships for the three months ended June 30, 1998 and 1997
are as follows:

                                          1998             1997
 Revenues                                 ----             ----
  Rental income                      $ 2,431,770      $ 2,419,737
  Interest and other                     140,692          105,174
                                      ----------       ----------
                                       2,572,462        2,524,911
                                      ----------       ----------
Expenses
  Interest expense                       757,344          772,790
  Depreciation and amortization          710,097          731,304
  Operating expenses                   1,694,356        1,652,503
                                      ----------       ----------
                                       3,161,797        3,156,597
                                      ----------       ----------

          NET LOSS                   $  (589,335)     $
(631,686)
                                      ==========       ==========
Net loss allocated to American
  Affordable Housing II Limited
  Partnership                        $   (96,066)     $
(165,342)
                                      ==========       ==========
Net loss allocated to other partners $    (5,893)     $
(6,317)
                                      ==========       ==========
Net loss suspended                   $  (487,376)     $
(460,027)
                                      ==========       ==========

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

              American Affordable Housing II Limited Partnership

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                June 30, 1998

                                 (Unaudited)

NOTE E - TAXABLE LOSS

        The Partnership's taxable loss for the fiscal year ended
March
31, 1999 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

































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

    The Partnership is currently accruing the annual asset management fee.
Asset management fees accrued during the quarter ended June 30, 1998 were $105,568 and total asset management fees accrued as of June 30, 1998 were $3,943,295. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

    Affiliates of the General Partners have advanced $129,877 to the
Partnership to pay certain third party operating expenses. This and any additional advances will be paid, without interest, from available cash flow, reporting fees or the proceeds of sales or refinancing of the
Partnership's interests in Operating Partnerships.

    Cash flow and reporting fees will be added to the Partnership's working capital and will be available to meet future third party obligations of the Partnership. The
Partnership is currently pursuing, and will continue to aggressively pursue, available cash flow and reporting fees and anticipates that the amount collected will be sufficient to cover future third party operating expenses.


Capital Resources
-----------------

    The Partnership received $26,501,000 in subscriptions for Units (at
$1,000 per Unit) during the period February 2, 1988 to September
21, 1988
pursuant to the Public Offering, resulting in net proceeds available for investment in Operating Partnerships (after payment of acquisition fees and expenses and funding of a reserve) of $18,550,700. The Partnership had committed to investments requiring cash payments of $18,613,764, all of which had been paid at June 30, 1998. At June 30, 1998 the Partnership held working capital of $7,494.


Results of Operations
---------------------

    As of June 30, 1998 and 1997 the Partnership held limited partnership interests in 50 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment
Complex which initially complied with the Minimum Set-Aside Test
(i.e.,
occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

    As of June 30, 1998 and 1997 the Qualified Occupancy of the
Operating Partnership's was 99.5% and 99.9%, respectively.

    The Partnership had invested in a total of 50 Operating Partnerships as of June 30, 1998 and 1997. During the quarters ended June 30, 1998 and 1997, the Partnership received cash flow distributions from the Operating Partnerships of $4,028 (which the Partnership recorded as Other income) and $523, respectively. Reporting fees received as of the quarters ended June 30, 1998 and 1997 were $3,650 and $3,500, respectively. No significant distributions of cash flow or reporting fees from the Operating Partnerships are anticipated due to the restrictions on rents which apply to low-income apartment complexes such as those invested in by the Partnership.

        The Partnership incurred an annual asset management fee to Boston
Capital Asset Management Limited Partnership (formerly Boston
Capital
Communications Limited Partnership) in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual asset management fee incurred, net of reporting fees received, during the quarters ended June 30, 1998 and 1997 was $101,918 and $102,068 respectively.

     During the quarter ended June 30, 1998, the Partnership incurred the cost of the 1996 & 1997 audits and tax returns for Rouse Stokes Rowe Housing Associates, L.P. (Stokes Rowe), and is reflected in General and administrative expenses. The 1997 financial statements of Stokes Rowe were prepared assuming that the partnership will continue as a going concern. Both of the Operating Partnership's mortgages are in technical default for non-payment and as such the entire balance has been classified as a current liability. (The first permanent loan is payable to the stockholder of Southwark Realty, an affiliate of one of the general partners). Despite improving occupancy, the property suffers from cash flow deficits related to excessive operating expenses. Average occupancy through the first quarter of 1998 had improved to 100%, the highest level since 1993.
                                      11



The Investment General Partner is currently exploring different options to cure the cash flow deficits.

     Lovington Housing Associates, L.P. (Southview Place Apartments) was suffering operational difficulties. A review by the Investment General Partner revealed that the Operating General Partner was not properly managing the property. As a result the Operating General Partner has been replaced by Western States Housing. Operations at the property have improved significantly since Western States Housing, an affiliate of the property's management company, became the general partner of the property. Under the direction of Western States/Medlock Southwest Management, occupancy has increased to 94%, expenses have decreased, and the property is in compliance with a workout plan to cure underfunded reserves.

     The Operating Partnership, Fairbanks Flats Limited
Partnership
(Fairbanks Flats Apts), received a going concern opinion on their 1997 audit.
As a result of the property incurring continued operational cash flow losses a substantial doubt about the property continuing as a going concern has been raised. The cash flow losses have been the result of poor occupancy at the property, which as of June 30, 1998 averaged 25% for the year. The General Partner has funded operating deficits in the past, but has failed to do so in 1998 and the Investment General Partner has had active conversations with the Operating General Partner about their intent. A property inspection is planned during August, after which the Investment General Partner will be able to more effectively plan a course of action.

























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



                                American Affordable Housing II
                                Limited Partnership



                           By:  Boston Capital Associates Limited
                                Partnership



                           By:  C&M Associates, d/b/a
                                Boston Capital Associates,



Date: August 19, 1998      By:  /s/JOHN P. MANNING
                                   ---------------------------
                                   John P. Manning, Partner























