Form 10-K405
period 1999-03-31
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 1999-06-30
CIK 815024

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                               FORM 10-K


[x] Annual report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the fiscal year ended March 31, 1999 or
                          --------------

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


              DOCUMENTS INCORPORATED BY REFERENCE





The following documents of the Registrant are incorporated by reference:

     Form 10-K
       Parts                  Documents
     ---------                ---------
     Parts III and IV         Prospectus of the registrant dated
                              September 22, 1988, as supplemented



            AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
                  (a Massachusetts limited partnership)

                FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED
                               March 31,1999

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

    The offering of Class A Limited Partner interests (the
"Units") in the
Partnership (the "Public Offering") began on February 2, 1988 and was
concluded on September 21, 1988.  Investors purchasing 26,501
Units
contributed $26,501,000 to the Partnership.  The Partnership held interests in
50 Operating Partnerships at March 31, 1999.  See Item 2.
                                    1


Item 2.     Properties

    As of its fiscal year ending March 31, 1999, the Partnership held Limited
Partnership interests in the Operating Partnerships described below. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each
Apartment Complex which initially complied with the Minimum
Set-Aside Test
(i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating
Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General
Partners believe that there is adequate casualty insurance on the properties.

    Please refer to Item 7. "Management's Discussion and Analysis of Financial
Condition and Results of Operations" for a more detailed discussion of operational difficulties experienced by certain of the Operating
Partnerships.

































                                    2

            American Affordable Housing II Limited Partnership

                     PROPERTY PROFILES AS OF March 31, 1999

                                   Mortgage
                                   Balance     Construc-
Qualified Capital
                                    As of        tion
Occupancy Contrib-
Property Name    Location    Units 12/31/98    Completion
3/31/99    uted
----------------------------------------------------------------
------------

Anacapa          Lake Havasu,
Apartments         AZ         40   $1,424,641    4/88
100%   $348,915

Anthony Garden   Green Valley,
Apartments         AZ        100    3,864,835    3/89
97%    751,267

Blairview        Blairsville, 42
Apartments         PA               1,428,626   12/88
95%    308,388

Bloomfield       Bloomfield,
Apartments         MO         16      367,900    6/88
100%     62,878

Boardman Lake    Travers City,
II Apartments      MI         32      976,308    5/89
100%    202,700

Bowdoinham       Bowdoinham,
Estates            ME         25    1,275,576    5/89
100%    308,824

Brookhollow      Brookshire,
Apartments         TX         48      893,009    8/88
100%    160,000

Center Way       Shelbyville,
Apartments         TN         20      609,780    7/88
100%    136,620

Carthage         Carthage,
Court              NY         32    1,274,664   10/88
100%    270,000

Casa             Belen,
Valencia           NM         39    1,480,955   12/88
100%    303,000

Cedar Forest     Brewton,
Apartments         AL         33      951,156    6/88
100%    219,696

Charters Cove    St. Ignace,
Apartments         MI         24      770,228    5/88
100%    166,200

Deer Crossing    Farmington,
Apartments         ME         24    1,179,722    4/89
100%    312,920

                                    3



                American Affordable Housing II Limited
Partnership

                     PROPERTY PROFILES AS OF March 31, 1999

Continued
---------                          Mortgage
                                   Balance     Construc-
Qualified Capital
                                    As of        tion
Occupancy Contrib-
Property Name    Location    Units 12/31/98    Completion
3/31/99    uted
-----------------------------------------------------------------
------------

East Ridge         Southwest Harbor,
Estates              ME      25     $1,249,521     9/88
100%    $294,771

Fairbanks Flats    Beloit,
Apartments*          WI      24            N/A    12/88
N/A     313,040

Fredericktown      Fredericktown,
Apartments II        MO      16        370,063     5/88
100%      79,670

Harbor Hill        Bar Harbor,
Estates              ME      25      1,217,492     2/89
100%     325,500

Harbour Oaks       East China,
Apartments           MI      32        896,023    11/88
100%     191,500

Harvest View       Garden City,
                     MO      16        382,840     6/88
100%      86,785

Kersey          Kersey,
Apartments           CO      32      1,181,296    10/88
100%     226,000

Kingsley Park      Essex,
Apartments           MD     312      9,881,279    10/88
100%   1,750,000

Liberty Center     Jacksonville,
                     FL     109      1,116,473    10/88
100%   1,014,770

Malone Senior      Malone,
Housing              NY      40      1,479,298    11/88
97%     309,000

Maple Tree         Mapleton,
Estates              ME      25      1,234,411     4/89
100%     325,500

Michelle Manor     Green Valley,
Apartments           AZ      24        905,633     9/88
100%     174,264

Middleburg Bluffs  Middleburg,
                     FL      45      1,410,283     3/89
100%     375,283

*Refer to note in Results of Operations for information on
Fairbanks Flats.
                                     4

               American Affordable Housing II Limited Partnership

                     PROPERTY PROFILES AS OF March 31, 1999

Continued
---------                          Mortgage
                                   Balance      Construc-
Qualified Capital
                                    As of         tion
Occupancy Contrib-
Property Name    Location    Units 12/31/98   Completion
3/31/99     uted
-----------------------------------------------------------------
------------

Nicollete       Minneapolis,
Island Homes       MN        22    $1,097,120     12/88     100%
$713,000

Paige Hall       Minneapolis,
Apartments         MN        69     2,253,150      4/89     100%
472,336

Partridge        McMinnville,
Meadows            TN        48     1,396,347     10/88      97%
296,461

Perramond        Madawaska,
Estates            ME        25     1,179,613      4/89     100%
287,000

Pine Knoll       Smithfield,
Manor              NC        33     1,357,555      5/89     100%
309,450

Pine Ridge       Port St. Joe,
Apartments         FL        50     1,477,962      6/88     100%
384,180

Pine Terrace     Callahan,
Apts. Phase III    FL        40     1,189,642      1/89     100%
309,500

Platteville      Platteville,
Apartments         CO        16       544,014     10/88     100%
120,000

River Place      Holyoke,
Apartments         MA       100     4,092,919      3/89     100%
1,824,000

Sara Pepper      Dixfield,
Place              ME        12       633,048      3/88     100%
171,189

Silver Pines     Fryburg,
Apartments         ME        25     1,377,034      8/88     100%
351,547

South Estates    Nebraska City,
                   NE        15       417,939      7/88     100%
85,911

South View III  Marionville,
                   MO         8       193,582      5/88     100%
42,100

               American Affordable Housing II Limited Partnership

                     PROPERTY PROFILES AS OF March 31, 1999

Continued
---------                          Mortgage
                                   Balance      Construc-
Qualified Capital
                                    As of         tion
Occupancy Contrib-
Property Name    Location    Units 12/31/98    Completion
3/31/99    uted
-----------------------------------------------------------------
------------

Southview Place  Lovington,
Apts               NM        48   $1,092,506     2/89       100%
$245,602

Spring Hollow    Springfield,
Apartments         GA        52    1,436,215     3/88       100%
321,860

Stokes Rowe      Philadelphia,
                   PA        16    1,054,279     6/88       100%
673,000

Story Hill       Washburn,
Estates            ME        24    1,209,588     1/89       100%
322,425

Suncrest         Newport,
Apartments         TN        32      969,007     5/88       100%
210,960

Lodging House at Boston,
300 Shamut Ave.,   MA        15      636,373    12/88       100%
508,000
The

Village Chase    Zephyrhills,
Apts               FL        48    1,485,505     4/89       100%
386,368

Village Walk     Zephyrhills,
Apartments         FL        43    1,390,565     3/89       100%
362,500

Washington Mews  Dorchester,
                   MA        20      849,188    12/88       100%
510,000

Wildwood         Statesboro,
Villas II          GA        58    1,473,287     9/88       100%
369,260

Willowbrook      Immokalee,
Place              FL        41    1,316,810     3/88       100%
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

       As of March 31, 1999, the Partnership had 2,364 registered holders of an aggregate of 26,501 Units.

       The Partnership made no distributions to its Limited
Partners from
Operating Partnership cash flow from its inception on May 13, 1987 through
March 31, 1999. Because the Partnership invested in Operating Partnerships owning apartment complexes which receive government assistance, the cash distributions which may be made by the Operating Partnerships are often restricted. The Partnership does not anticipate that it will provide significant cash distributions to its Limited Partners in circumstances other than refinancing or sale of apartment complexes by the Operating Partnerships.

Item 6.     Selected Financial Data

       The information set forth below presents selected financial data of the
Partnership for each of the years in the five year period ended
March 31,
1999. Additional detailed financial information is set forth in the audited financial statements listed in Item 14 hereof.

                     March 31,  March 31,   March 31,    March
31,   March 31,
                       1999       1998        1997         1996
1995
                     --------   --------    --------     --------
--------


Operations
----------

Interest Income    $      203 $      331 $       743  $       783
$       520
Other Income            7,894      6,355       1,470            -
1,650 Share of Losses
  from Operating
  Partnerships       (418,312)  (383,653)   (795,677)
(1,047,309) (1,392,030)
Operating Expenses   (483,891)  (478,740)   (477,380)
(516,882)   (503,107)                     ---------  ---------  -
---------   ----------  ----------
Net Loss             (894,106)$ (855,707)$(1,270,844)
$(1,563,408)$(1,892,967)
                    =========  =========  ==========   ==========
==========


Net Loss per Unit of
  Limited Partnership
  Interest         $   (33.40)$  (31.97) $    (47.48) $
(58.40)$    (70.72)                     ========= =========
===========   ==========  ==========


                     March 31,  March 31,   March 31,    March
31,   March 31,
Balance Sheet          1999      1998         1997         1996
1995  -------------        --------   --------    --------
--------    --------
Total Assets      $ 2,602,756 $3,022,949 $ 3,409,282  $ 4,274,839
$ 5,344,896
                    ========= ==========  ==========   ==========
==========
Total Liabilities $ 4,485,968 $4,012,055 $ 3,542,681  $ 3,137,394
$ 2,644,043
                    ========= ==========  ==========   ==========
==========

Partners' Equity  $(1,883,212)$ (989,106)$  (133,399) $ 1,137,445
$ 2,700,853
  (Deficit)         ========= ==========  ==========   ==========
==========


Other Data
----------
Credit Per BAC*   $   103.96**$   129.93 $    130.05  $    114.28
$    131.60
                    ========   =========  ==========   ==========
==========
*  The credit per BAC data is reported for the calendar year which ends in the
third quarter of the related fiscal year.
** See Results of operations.
                                    9

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Liquidity
---------
    The Partnership's primary source of funds was the proceeds of its Public
Offering.  Other sources of liquidity have included (i) interest earned on
capital contributions held pending investment or held for working capital
reserves and (ii) cash distributions, if any, from operations of the Operating
Partnerships in which the Partnership has invested.  Both of these sources of
liquidity are available to meet the obligations of the
Partnership.  The
Partnership is currently accruing the annual asset management fees.  Asset
management fees accrued during the year ended March 31, 1999 were
$436,961
and total asset management fees accrued as of March 31, 1999 were $4,274,689.
Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sale or refinancing proceeds from Operating
Partnerships, and at that time proceeds from such sales or refinancing would be used to satisfy such liabilities.

    Affiliates of the General Partners have advanced $131,369 to the
Partnership to pay certain operating expenses. This and any additional advances will be repaid, without interest, from available cash flow, reporting fees or the proceeds of sales or refinancing of the Partnership's interests in
Operating Partnerships. Cash flow and reporting fees will be added to the Partnership's Working Capital and will be available to meet future third party obligations of the Partnership. The Partnership is currently and will continue to aggressively pursue available cash flow and reporting fees. No significant distributions of cash flow from the Operating Partnerships are anticipated on a long term or short term basis due to the restrictions on rents which apply to low-income apartment complexes.

    During 1995 an affiliate of the General Partners funded
$100,375,
interest free, to the Partnership so that it could make a $100,375 loan to the
Operating Partnership Washington Mews.  The loan enabled the
Operating
Partnership to refinance its mortgage at a more favorable rate, and will be repaid by the Operating Partnership with surplus cash from operations. As repayments are received from Washington Mews, they will be used to repay the funding, free of interest, from the General Partners' affiliate. As of March 31, 1999 Washington Mews has paid the Partnership $60,375. This has been repaid to the affiliate leaving a balance of $40,000 as of March 31, 1999.

Capital Resources
-----------------
    The Partnership received $26,501,000 in subscriptions for Units (at $1,000 per Unit) during the period February 2, 1988 to September 21, 1988 pursuant to the Public Offering, resulting in net proceeds available for investment in
Operating Partnerships (after payment of acquisition fees and expenses and funding of a reserve) of approximately $18,550,700.  As of March
31, 1999, the
Partnership had committed to investments requiring cash payments of
$18,613,793, all of which has been paid. At March 31, 1999, the Partnership held working capital of $9,857. Since the Partnership has completed funding of all investments, it anticipates that there should be no significant need for capital resources in the future.

Results of Operations
---------------------

     The Partnership was formed with the investment objectives set forth above under Item 1. The Partnership incurred an annual asset management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership) in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships. The annual asset management fee incurred for the fiscal year ended March 31, 1999 and 1998 was $420,831 and
$427,161, respectively. Because the Partnership is not expected to receive any significant cash flow from the Operating Partnerships in subsequent years, the annual asset management fee is currently being deferred and is expected to be paid from the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the fiscal years ended March 31,
1999 and 1998, the Partnership received $282 and $846 in distributions of cash flow and $16,130 and $9,800 of reporting fees from the Operating
Partnerships, respectively.

    The Partnership expects that all of its cash receipts will be used to pay operating expenses. The Partnership had interest income of $203 and $331 in the fiscal years ended March 31, 1999 and 1998, respectively. No other significant source of income is anticipated.

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

    As of March 31, 1999 and 1998 the Qualified Occupancy for the
Partnership was 99.8% and 99.5%, respectively.

    For the years ended December 31, 1998 and 1997 the Operating
Partnerships
reflected a net income (loss) of $765,577 and $590,279, respectively, when adjusted for depreciation which is a non-cash item.

     For the tax year ended December 31, 1998 and 1997 the Partnership generated $2,954,474 and $2,373,534, respectively, in passive income tax losses that were passed through to the investors. The Partnership also provided $104 and $130 in tax credits per BAC to the investors for each of the tax years ended December 31, 1998 and 1997, respectively. Many of the Operating Limited Partnerships are in the process of completing their 10-year tax allocations; therefore, the partnership will be generating annual tax credit results accordingly. The Partnership has fully invested in 50 Operating Partnerships and as a result the operations of the Partnership should remain relatively consistent on an annual basis going forward.

    During the quarter ended March 31, 1999 the Partnership incurred the cost of the 1998 audit and tax return for Rouse Stokes Rowe Housing Associates, L.P. (Stokes Rowe), and is reflected in General and administrative expenses. Historically, the financial statements of Stokes Rowe have been prepared assuming that the Operating Partnership will continue as a going concern. Both of the Operating Partnership's mortgages are in technical default for non-payment and as such the entire balance has been classified as a current liability. (The first permanent loan is payable to the stockholder of Southwark Realty, an affiliate of one of the Operating General Partner). Despite high occupancy, the property suffers from cash flow deficits related to excessive operating expenses. The Investment General Partner continues to explore different options to cure the cash flow deficits. A site visit to the property completed in October, 1998 confirmed that the property was in good physical condition and that the leasing/management staff was performing well. During that inspection, concerns about the property's Section 42 documentation were noted. These concerns will be addressed with the Operating General Partner.

      Lovington Housing Associates, L.P. (Southview Place Apartments) was suffering operational difficulties. A review by the Investment General Partner revealed that the Operating General Partner was not properly managing the property. As a result the Operating General Partner was replaced by Western States Housing. Operations at the property have improved significantly since Western States Housing, an affiliate of the property's management company, became the general partner of the property. The property experienced a downturn in occupancy during the past two quarters as the local economy and tenant population were adversely impacted by the decline of local oil production. The management company has indicated that these economic conditions have improved and that the occupancy rate is expected to rebound during the second quarter. Although the replacement reserve account is under funded, the property remains in compliance with a workout plan to cure the deficit.

     The Operating Partnership, Fairbanks Flats Limited
Partnership
(Fairbanks Flats Apts), received a going concern opinion on their 1997 audit.
As a result of the property incurring continued operational cash flow deficits a substantial doubt about the property continuing as a going concern has been raised. The cash flow deficits have been the result of poor occupancy at the property. The Operating General Partner has funded deficits in the past, but has failed to do so in 1998. Due to the Operating General Partner's inability to continue funding operating deficits, the Investment General Partner has initiated conversations with the first mortgage holder to get more favorable terms potentially generating positive cash flow. As a result of ongoing operating deficits and the first mortgage holder's unwillingness to work with the Investment General Partner, the Investment General Partner has determined that a foreclosure or a deed in lieu of foreclosure transfer is the most likely resolution. Assuming the bank does not change its position, a transfer of ownership of the apartment complex from the Operating Partnership to the first mortgage holder is likely to occur during the third quarter of 1999. As a result, in 1999 the partnership will face recapture of a portion of the credits previously taken.









































                                   13
Recent Accounting Statements Not Yet Adopted
--------------------------------------------
     On March 31, 1997, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 provides accounting and reporting standards for the amount of earnings per share. SFAS No. 129 requires the disclosure in summary form within the financial statements of pertinent fights and privileges of the various securities outstanding. On March 31, 1998, the Partnership adopted SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 132, "Employees' Disclosures about Pensions and Other Post-retirement Benefits." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components, SFAS No. 131 establishes standards for how public business enterprises report information about operating segments and SFAS No. 132 revises employers' disclosures about pension and other post-retirement benefit plans. The implementation of these standards has not materially affected the partnership's financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." In February 1999, the FASB issued SFAS No. 135, "Rescission of FASB Statement 75 and Technical Corrections." SFAS No. 133 is effective for all the fiscal quarters of years beginning after June 15, 1999; SFAS No. 134 is effective for the first fiscal quarter beginning after December 31, 1998; and SFAS No. 135 is effective for years ending after February 15, 1999. Early adoption is encouraged for SFAS No. 133, 134 and 135.

     The fund does not have any derivative or hedging activities and does not have any mortgage-backed securities. FASB Statement 75, "Deferral of the Effective Date of Certain Accounting Requirements for Pension Plans of State and Local Governmental Units," does not apply to the fund. Consequently, these pronouncements are expected to have no effect on the fund's financial statements.

Year 2000 Compliance
--------------------
     Boston Capital and its management have reviewed the potential computer problems that may arise from the century date change known as the "Year 2000"or "Y2K" problem. We are currently in the process of taking the necessary precautions to minimize any disruptions. The majority of Boston Capital's systems are "Y2K" compliant. For all remaining systems we have contacted the vendors to provide us with the necessary upgrades and replacements. Boston Capital is committed to ensuring that the "Y2K" issue will have no impact on our investors.





Item 7A.    Quantitative and Qualitative Disclosure About Market
Risk - Not               Applicable

Item 8.     Financial Statements and Supplementary Data

    The financial statements of the Partnership are listed in
Item 14 as being
filed as a part of this Report and are incorporated herein by reference.

Item 9.     Changes in and Disagreements with Accountants on
Accounting and
            Financial Disclosure

            None.









































                                 15
                                   PART III
                                   --------

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

    Herbert F. Collins, age 68, is co-founder and Chairman of the Board of Boston Capital Corporation. Nominated by President Clinton and confirmed by the United States Senate, Mr. Collins served as the Republican private sector member of the Thrift Depositor Protection Oversight Board. During 1990 and 1991 he served as Chairman of the Board of Directors for the Federal Home Loan Bank of Boston, a 314-member, $12 billion central bank in New England. Mr. Collins is the co-founder and past President of the Coalition for Rural Housing and Development. In the 1980s he served as Chairman of the Massachusetts Housing Policy Commission to evaluate current programs and recommend future housing policy. Additionally, he served as a member of the Board of Directors of the Metropolitan Boston Housing Partnership and on the Mitchell-Danforth Task Force, which helped structure the 1990 federal Tax Credit legislation. Mr. Collins also is a past Member of the Board of Directors of the National Leased Housing Association and has served as a member of the U. S. Conference of Mayors Task Force on "HUD and the cities: 1995 and Beyond" Mr. Collins also was a member of the Fannie Mae Housing Impact Advisory Council and the Republican Housing Opportunity Caucus. He is Chairman of the Business Advisory Council and a member of the National Council of State Housing Agencies Tax Credit Commission. Mr. Collins graduated from Harvard College. President Bush appointed him to the President's Advisory Committee on the Arts at the John
F. Kennedy Center for the Performing Arts. He is a leader in the civic community, serving on the Boards of Youthbuild Boston, the Pine Inn and I Have a Dream Foundation.

     John P. Manning, age 51, is co-founder, President and Chief Executive Officer of Boston Capital Corporation where he is responsible for strategic planning and business development. In addition to his responsibilities at Boston Capital, Mr. Manning is a proactive leader in the industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, to review and reform the Low Income Housing Tax Credit. He was the founding President of the Affordable Housing Tax Credit Coalition, is a member of the board of the National Leased Housing Association and sits on the Advisory Board of the publication Housing and Development Reporter. During the 1980s he served as a member of the
Massachusetts  Housing Policy Committee, as an appointee  of  the
Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee, on the critical role of the private sector in the success of the Low Income Housing Tax
Credit Program. In 1996, President Clinton appointed him to the President's Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton also appointed Mr. Manning to the President's Export Council, which is the premier committee comprised of major corporate CEOs to advise the President in matters of foreign trade. Mr. Manning is also a member of the Board of Directors of the John F. Kennedy Presidential Library in Boston. In the civic community, Mr. Manning is a leader, serving on the Board of Youthbuild Boston. Mr. Manning is a graduate of Boston College.

    Richard J. DeAgazio, age 54, is Executive Vice President of Boston Capital Partners, Inc., and is President of Boston Capital Services, Inc., Boston Capital's NASD registered broker/dealer. Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers (NASD), was the Vice Chairman of the NASD's District 11 Committee, and served as Chairman of the NASD's Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee and the Direct Participation Program Committee. He presently serves as a member of the National Adjudicatory Council on NASD. He is a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter) and the Real Estate Investment Association. Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He is a leader in the community and serves on the Business Leaders Council of the Boston Symphony, Board of
Directors for Junior Achievement of Massachusetts, the Board of Advisors for the Ron Burton Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.

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

    Anthony A. Nickas, age 38, is Chief Financial Officer of Boston Capital Partners, Inc., and serves as Chairman of the firm's Operating Committee. He has fifteen years of experience in the accounting and finance field and has supervised the financial aspects of Boston Capital's project development and property management affiliates. Prior to joining Boston Capital in 1987, he was Assistant Director of Accounting and Financial Reporting for the Yankee Companies, Inc., and was an Audit Supervisor for Wolf & Company of Massachusetts, P.C., a regional certified public accounting firm based in Boston. He graduated with honors from Norwich University.




    (f)     Involvement in certain legal proceedings.
            None.

    (g)     Promoters and control persons.
            None.

Item 11.    Executive Compensation

    (a), (b), (c), (d) and (e)

    The Partnership has no officers or directors. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, the Partnership has paid or accrued obligations to the
General Partners and their affiliates for the following fees during the 1999 fiscal year:

    1. An annual asset management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership). The annual asset management fee accrued during the year ended March 31, 1999 was $436,961. The fee is payable without interest as sufficient funds become available.

    2. The Partnership has accrued as payable to affiliates of the General Partners a total of $1,973 for amounts charged to operations during the year ended March 31, 1999. The charges include, but may not be limited to postage, printing, travel, and overhead allocations.

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

Item 13.    Certain Relationships and Related Transactions

    The Partnership has no officers or directors.  However, under the terms of
the Public Offering, various kinds of compensation and fees are payable to the
General Partners and their affiliates during the organization and operation of
the Partnership. Additionally, the General Partners will receive distributions from the Partnership if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement.
The amounts and
kinds of compensation and fees are described on pages 9 to 11 of the
Prospectus under the caption "Compensation of General Partners and Affiliate",
which is incorporated herein by reference.  See Note B of Notes to Financial
Statements in Item 14 of this Annual Report on Form 10-K for amounts accrued
or paid to the General Partners and their affiliates during the period from
April 1, 1993 through March 31, 1999.
                                  18

                                   PART IV
                                   -------
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
            8-K

    (a) 1.  Financial Statements
            --------------------
    American Affordable Housing II Limited Partnership

      Independent Auditors' Report

      Balance Sheets, March 31, 1999 and 1998

      Statements of Operations, Years ended March 31, 1999, 1998 and 1997

      Statements of Changes in Partners' Capital, Years ended
March 31,
      1999, 1998, and 1997

      Statements of Cash Flows, Years ended March 31, 1999, 1998 and 1997

      Notes to Financial Statements, Years ended March 31, 1999,
1998
      and 1997

    Liberty Center, Ltd.

      Independent Auditors' Report

      Balance Sheets, December 31, 1998 and 1997

      Statements of Operations, Years ended December 31, 1998 and
      1997

      Statements of Cash Flow, Years ended December 31, 1998 and
      1997

      Statements of Changes in Partners' Capital, Years ended
December 31,
      1998 and 1997

      Notes to Financial Statements, Years ended December 31,
1998 and
      1997

    Riverplace Apartments

      Independent Auditors' Report

      Balance Sheets, December 31, 1998 and 1997

      Statements of Operations, Years ended December 31, 1998 and
      1997

      Statements of Changes in Partners' Capital, Years ended
December 31,
      1998 and 1997

      Statements of Cash Flow, Years ended December 31, 1998 and
      1997

      Notes to Financial Statements, Years ended December 31,
1998 and
      1997

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

    (23)    None.

    (24)    None.

    (25)    None.

    (28)    Independent Auditors' Reports for Operating
Partnerships.

    (29)    None.


    (a)     Reports on Form 8-K
            -------------------
            No reports on Form 8-K were filed during the period ending March
            31, 1999.

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

                          By:  Boston Capital Associates, General
                               Partner

                               By:/s/ John P. Manning
                               ------------------------------
                               John P. Manning, Partner

Date:

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated:

SIGNATURE                        TITLE               DATE
---------                        -----               ----
Boston Capital Associates        General Partner     June 29,
1999
Limited Partnership

By: Boston Capital Associates,
    General Partner

    By: /s/ John P. Manning
    ----------------------------
    John P. Manning, Partner

SIGNATURE                       TITLE                          DATE
---------                       -----                          ----
Boston Capital Associates       General Partner


By: /s/ John P. Manning
    ------------------------                              June 29,
1999
    John P. Manning, Partner
-------------



    /s/ Herbert F. Collins
    ------------------------                              June 29,
1999
    Herbert F. Collins          General Partner
-------------
                                of Boston Capital
                                Associates, Principal
                                Executive Officer,
                                Principal Financial
                                Officer and Principal
                                Accounting Officer

    /s/ John P. Manning
    ------------------------                              June 29,
1999
    John P. Manning             General Partner
-------------
                                of Boston Capital

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

                    MARCH 31, 1999 AND 1998

       American Affordable Housing II Limited Partnership

                       TABLE OF CONTENTS

                                                            PAGE

INDEPENDENT AUDITORS' REPORT                               F - 3

FINANCIAL STATEMENTS

         BALANCE SHEETS                                    F - 5

         STATEMENTS OF OPERATIONS                          F - 6

         STATEMENTS OF CHANGES IN PARTNERS'
          CAPITAL (DEFICIT)                                F - 7

         STATEMENTS OF CASH FLOWS                          F - 8

         NOTES TO FINANCIAL STATEMENTS                     F - 9

         SCHEDULE III - REAL ESTATE AND ACCUMULATED
           DEPRECIATION                                   F - 19



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

                   Reznick Fedder & Silverman
   Certified Public Accountants * A Professional Corporation

  4520 East-West Highway * Suite 300 * Bethesda, MD 20814-3319
              (301) 652-9100 * Fax (301) 652-1848

                  INDEPENDENT AUDITORS' REPORT

To the Partners
American Affordable Housing II
  Limited Partnership

        We have audited the accompanying balance sheets of American Affordable Housing II Limited Partnership as of March 31, 1999 and 1998, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain operating limited partnerships in which American Affordable Housing II Limited Partnership owns a limited partnership interest. Investments in such partnerships comprise 43% and 37% of the assets as of March 31, 1999 and 1998, and 14%, 6% and 9% of the partnership loss for each of the three years in the period ended March 31, 1999, of American Affordable Housing II Limited Partnership. The financial statements of these partnerships were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to information relating to these partnerships, is based solely on the reports of the other auditors.

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

        In our opinion, based on our audits and the reports of the other auditors referred to above, the financial statements referred to above present fairly, in all material respects, the financial position of American Affordable Housing II Limited Partnership as of March 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

        We have also audited the related financial statement schedule listed in Form 10-K, item 14(a) of American Affordable Housing II Limited Partnership as of March 31, 1999. In our opinion, the schedule presents fairly the information required to be set forth therein, in conformity with generally accepted accounting principles.

Bethesda, Maryland
June 24, 1999

                             F-4

Dauby O'Connor & Zaleski
Limited Liability Company
Certified Public Accountants

Independent Auditors' Report

To the Partners of
Bowdoinham Associates
(A Maine Limited Partnership)

We have audited the accompanying balance sheet of Bowdoinham Associates (a Maine Limited Partnership) as of December 31, 1998, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 1997 financial statements were audited by other auditors whose report dated January 19, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bowdoinham Associates as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 5, 1999, on our consideration of the Partnership's internal controls and a report dated March 5, 1999, on its compliance with laws and regulations.

   698     Pro     Med     Lane     Carmel,     Indiana     46032
   317-848-5700     Fax: 317-815-6140
Bowdoinham Associates
Page Two

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



March 5, 1999                            Dauby O'Connor &
Zaleski, LLC
Carmel, Indiana                          Certified Public
Accountants

2

Marshall, Shafer & Spalffing, P.C.
Certified Public Accountants
10497 Town & Country Way, Suite 420
Houston' Tex s 77024
713 / 973-8378
FAX 713 / 973-8377

INDEPENDENT AUDITOR'S REPORT

March 12, 1999
     To the Partners
     Brookhollow Manor, Ltd.

We have audited the accompanying balance sheet of Brookhollow Manor, Ltd. as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficit), and cash flow for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying financial statements referred to above present fairly, in all material respects, the financial position of Brookhollow Manor, Ltd. as of December 31, 1998 and 1997, and the results of its operation and its cash flows for the years then ended, in. conformity with generally-accepted accounting principles.

in accordance with Government Auditing Standards, we have also issued our reports dated March 12, 1999, on our consideration of Brookhollow Manor, Ltd.'s internal control and on its compliance with laws and regulations.



Marshall, Shafer & Spalding, P.C,
Houston, Texas

                                       -3-

INDEPENDENT AUDITORS' REPORT

To the Partners
Carthage Court Housing Company

We have audited the accompanying balance sheets of Carthage Court Housing Company as of December 31, 1998 and 1997, and the related statements of operations, partners' deficit, and cash flows for
the   years  then  ended.  These  financial  statements  are  the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carthage Court Housing Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 4, 1999, on our consideration of the Carthage Court Housing Company's internal control structure and its compliance with laws and regulations.

February 4, 1999                                  Fecteau & Co.
Albany, New York

Dauby O'Connor & Zaleski
A Limited Liability Company
Certified Public Accountants

Independent Auditors' Report

To the Partners of
Deer Crossing Associates
(A Maine Limited Partnership)

We have audited the accompanying balance sheet of Deer Crossing Associates (a Maine Limited Partnership) as of December 31, 1998, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 1997 financial statements were audited by other auditors whose report dated January 23, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deer Crossing Associates as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 5, 1999, on our consideration of the Partnership's internal controls and a report dated March 5, 1999, on its compliance with laws and regulations.

    698 Pro Med LaneCarmel, Indiana 46032
    317-848-5700    Fax: 317-815-6140

Deer Crossing Associates
Page Two

      The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financia.1 statements taken as a whole.



March 5, 1999
Dauby O'Connor & Zaleski, LLC
Carmel, Indiana
Certified Public AccountantsMUELLER, WALLA & ALBERTSON, PC.

CERTIFIED PUBLIC ACCOUNTANTS
10714 MANCHESTER ROAD
SUITE 202
KIRKWOOD, MISSOURI 63122
(314) 822-6575
INDEPENDENT AUDITORS' REPORT

The Partners
Fredericktown Associates II, L.P.
Fredericktown, Missouri

We have audited the accompanying balance sheets of Fredericktown Associates 11, L.P. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fredericktown Associates II, L.P. as of December 31, 1998 and 1997, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included on page 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation t6-the basic financial statements taken as a whole.

Mueller, Walla & Albertson, P.C.
Certified Public Accountants

January 22, 1999

MEMBERS AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MISSOURI SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

Dauby O'Connor & Zaleski
A Limited Liability Company
Certified Public Accountants

                     Independent Auditors' Report

To the Partners of
Harbor Hill Associates
(A Maine Limited Partnership)

We have audited the accompanying balance sheet of Harbor Hill Associates (a Maine Limited Partnership) as of December 31, 1998, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 1997 financial statements were audited by other auditors whose report dated January 24, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbor Hill Associates as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 5, 1999, on our consideration of the Partnership's internal controls and a report dated March 5, 1999, on its compliance with laws and regulations.

698 Pro Med Lane
Harbor Hill Associates
Page Two

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



March 5, 1999
Dauby O'Connor & Zaleski, LLC
Carmel, Indiana
Certified Public Accountants

2



                   INDEPENDENT AUDITOR'S REPORT

To the Partners
Liberty Center, Ltd.


We have audited the accompanying balance sheets of     Liberty
Center, Ltd. as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility
is to express an opinion      on these financial statements based
on our audit. We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan
and perform the audit to obtain reasonable   assurance about
whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting
principles used and      significant estimates made by management,
as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

4209 BAYMEADOWS ROAD
SUITE 2
JACKSONVILLE, FL 32217
904.731.9222
FAX 904.731.0352
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberty Center, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

March 1, 1999




4209 BAYMEADOWS ROAD
SUITE 2
JACKSONVILLE, FL 32217
904.731.9222
FAX 904.731.0352
Kenneth C. Boothe & Company, P.C.
Certified Public Accountant
1001 East Farm Road 700 Big Spring, Texas 79720 (915) 263-1324 FAX
(915) 263-2124

INDEPENDENT AUDITORS' REPORT

To the Partners
Lovington Housing Associates Limited Partnership d.b.a. Southview Place Apartments

We have audited the accompanying balance sheets of Lovington Housing Associates Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lovington Housing Associates Limited Partnership as of December
31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated February 6, 1999, on our consideration of Lovington Housing Associates Limited Partnership's internal control structure and a report dated February 6, 1999, on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on Pages 19 through 20 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of-the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


KENNETH C. BOOTHE AND COMPANY, P.C.

February 6, 1999
Big Spring, Texas

FECTEAU & COMPANY, P.C.
Certified Public Accountants
Advisors of Taxation

INDEPENDENT AUDITORS' REPORT

To the Partners
Malone Housing Redevelopment Company

We have audited the accompanying balance sheet of Malone Housing Redevelopment Company as of December 31, 1998 and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Malone Housing Redevelopment Company as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 4, 1999, on our consideration of Malone Housing Redevelopment Company's internal control structure and its compliance with laws and regulations.

The financial statements of Malone Housing Redevelopment Company as of December 31, 1997 were audited by other accountants whose report dated January 19, 1998 expressed an unqualified opinion on those statements.


FECTEAU & COMPANY, P.C.
February 4, 1999
Albany, New York

Executive Woods, 4 Atrium Drive, Albany, NY 12205(518) 438-7400 0
FAX (518) 438-7444

Member
American Institute of Certified Public Accountants
(Private Companies Practice Section & Tax Division)
New York State Society of CPA's
Dauby O'Connor & Zaleski
A Limited Liability Company
Certified Public Accountants

Independent Auditors' Report

To the Partners of
Maple Tree Associates
(A Maine Limited Partnership)

We have audited the accompanying balance sheet of Maple Tree
Associates
(a Maine Limited Partnership) as of December 31, 1998, and the related statements of operations, changes in partners' equity (deficit), and cash flows f or the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 1997 financial statements were audited by other auditors whose report dated January 21,1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maple Tree Associates as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 5, 1999, on our consideration of the Partnership's internal controls and a report dated March 5, 1999, on its compliance with laws and regulations.

698 Pro Med Lane
Carmel, Indiana 46032
317-848-5700
Fax: 317-815-6140

Maple Tree Associates
Page Two

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

March 5, 1999
Dauby O'Connor & Zaleski, LLC
Certified Public Accountants
Carmel, Indiana

2
MAHONEY
ULBRICH
CHRISTIANSEN

The Partners
Nicollet Island Historic Homes
Saint Paul, Minnesota

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of Nicollet Island Historic Homes (A Limited Partnership) as of December 31, 1998, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statement and supplemental information of Nicollet Island Historic Homes as of December 31, 1997, were audited by other auditors whose report dated January 20, 1998, expressed an unqualified opinion on those financial statements and supplemental information.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nicollet Island Historic Homes as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic 1998 financial statements taken as a whole. The supplemental information on page 10 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic 1998 financial statements taken as a whole.

Saint Paul, Minnesota
January 19, 1999

I
Certified Public Accountants
MAHONEY
ULBRICH
CHRISTIANSEN



The Partners
Paige Hall Limited Partnership
Minneapolis, Minnesota

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Paige Hall Limited Partnership as of December 31, 1998 and 1997 and the related statements of operations, partners' capital and cash for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paige Hall Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Saint Paul, Minnesota
January 22, 1999

I

Dauby O'Connor & Zaleski
A Limited Liability Company
Certified Public Accountants

Independent Auditors' Report

To the Partners of
Perramond Associates
(A Maine Limited Partnership)

We have audited the accompanying balance sheet of Perramond Associates (a Maine Limited Partnership) as of December 31, 1998, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 1997 financial statements were audited by other auditors whose report dated January 21, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perramond Associates as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 5, 1999, on our consideration of the Partnership's internal controls and a report dated March 5, 1999, on its compliance with laws and regulations.

698 Pro Med Lane
Carmel, Indiana 46032
317-848-5700
Fax: 317-815-6140

Perramond Associates
Page Two

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


March 5, 1999
Dauby O'Connor & Zaleski, LLC
Carmey, Indiana
Certified Public Accountants

2

Bernard Robinson & Company, LLP
Certified Public Accountants since 1947
MAILING ADDRESS
OFFICES
P.O. B6x 19608
109 MUIRS CHAPEL ROAD
GREENSBORO, NC 27419-9608
GREENSBORO, NC 274 10
FAX 336-547-0840
TELEPHONE 336-294-4494
Independent Auditor's Report

To the Partners
Pine Knoll Development Company
D/B/A Pine Knoll Manor
Smithfield, North Carolina

We have audited the accompanying balance sheets of Pine Knoll Development Company (a North Carolina limited partnership), as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pine Knoll Development Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 15, 1999, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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

CERTIFIED PUBLIC ACCOUNTIANTS

Greensboro, North Carolina January 15, 1999
Page 1
Dauby O'Connor & Zaleski
A Limited Liability Company
Certified Public Accountants

Independent Auditors' Report

To the Partners of
Sara Pepper Associates
(A Maine Limited Partnership)

We have audited the accompanying balance sheet of Sara Pepper Associates (a Maine Limited Partnership) as of December 31, 1998, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 1997 financial statements were audited by other auditors whose report dated January 18, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sara Pepper Associates as of December 31, 1998, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 5, 1999, on our consideration of the Partnership's internal controls and a report dated March 5, 1999, on its compliance with laws and regulations.

698 Pro Med Lane
Carmel, Indiana 46032
317-848-5700
Fax: 317-815-6140
Sara Pepper Associates
Page Two

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


March 5, 1999
Dauby O'Connor & Zaleski, LLC
Carmel, Indiana
Certified Public Accountants

2


GLOVER & GLOVER
206 WILSON PIKE CIRCLE  BRENTWOOD,
TENNESSEE 37027
(615) 370-0341
FAX 370-0342

MEMBERS
M. Lawrence Glover, CPA
Bryon L.Glvoer, CPA
AMMUCAN INSTITUTE OF CMTWW KMUC ACCOUNTANTTS

INDEPENDENT AUDITORS' REPORT

To the Partners
Shelbyville FH, Ltd.

We have audited the accompanying balance sheets of Shelbyville FH, Ltd. (a Tennessee limited partnership), RHS Project No.: 48 002 621246065, as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits In accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit Includes examining, on a test basis, evidence supporting the amounts and disclosures In the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, In all material respects, the financial position of Shelbyville FH, Ltd. as of December 31, 1998 and 1997, and the results of Its operations, the changes In partners' equity (deficit) and cash flows for the years then ended In conformity with generally accepted accounting principles.
Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental Information on pages 16 and 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such Information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects In relation to the basic financial statements taken as a whole.
In accordance with Government Auditing Standards, we have also issued a report on our consideration of the entity's internal control and a report on compliance with laws and regulations applicable to the financial statements.

March 15, 1999

4
Dauby O'Connor & Zaleski
A Limited Liability Company
Certified Public Accountants

Independent Auditors' Report

To the Partners of
Silver Pines Associates
(A Maine Limited Partnership)

We have audited the accompanying balance sheet of Silver Pines Associates (a Maine Limited Partnership) as of December 31, 1998, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 1997 financial statements were audited by other auditors whose report dated January 22, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted, auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Pines Associates as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

  In accordance with Government Auditing Standards, we have also issued a report dated March 5, 1999, on our consideration of the Partnership's internal controls and a report dated March 5, 1999, on its compliance with laws and regulations.

698 Pro Med Lane
Carmel, Indiana 46032
317-848-5700
Fax: 317-815-6140

Silver Pines Associates
Page Two

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


March 5, 1999
Dauby O'Connor & Zaleski, LLC
Carmel, Indiana
Certified Public Accountants

2

GLOVER & GLOVER
CERTIFIED PUBLIC ACCOUNTANTS
206 WILSON P11M CIRCLE BRENTWOOD, TENNESSEE 37027
(615) 370-0341
FAX 370-0342

M. Lawrence Glover, CPA
Bryon L. Glover, CPA
AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT


To the Partners
Suncrest, Ltd.

We have audited the accompanying balance sheets of Suncrest, Ltd. (a Tennessee limited partnership), RHS Project No.: 48 015 621251107, as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits In accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit Includes examining, on a test basis, evidence supporting the amounts and disclosures In the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, In all material respects, the financial position of Suncrest, Ltd. as of December 31, 1998 and 1997, and the results of its operations, the changes In partners' equity (deficit) and cash flows for the years then ended In conformity with generally accepted accounting principles.
Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental Information on pages 15 and 16 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such Information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects In relation to the basic financial statements taken as a whole.
In accordance with Government Auditing Standards, we have also issued a report on our consideration of the entity's internal control and a report on compliance with laws and regulations applicable to the financial statements.

March 15, 1999

4


GLOVER & GLOVER
CERTIFIED PUBLIC ACCOUNTANTS
206 WILSON P11M CIRCLE BRENTWOOD, TENNESSEE 37027
(615) 370-0341
FAX 370-0342
M. Lawrence Glover, CPA
Bryon L. Glover, CPA

INDEPENDENT AUDITORS' REPORT


To the Partners
Warren Properties, Ltd.

We have audited the accompanying balance sheets of Warren Properties, Ltd. (a Tennessee limited partnership), RHS Project No.: 48 089 621237357, as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warren Properties, Ltd. as of December 31, 1998 and 1997, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended In conformity with generally accepted accounting principles.
Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 16 and 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such Information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
In accordance with Government Auditing Standards, we have also issued a report on our consideration of the entity's internal control and a report on compliance with laws and regulations applicable to the financial statements.

March 15, 1999

4

Bernard, Johnson & Company, RC.
Certified Public Accountants and Business Advisors

INDEPENDENT AUDITORS'REPORT

To the Partners of
Washington Mews Limited Partnership

We have audited the accompanying balance sheets of Washington Mews Limited Partnership as of December 31, 1998 and 1997, and the
related statements of income (loss) and partners' equity and cash flows for the years then ended. These financial statements are the
responsibility      of     the     Partnership's      management.       Our
responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also
includes   assessing  the  accounting  principles  used   and   significant
estimates   made  by  management,  as  well  as  evaluating   the   overall
financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Washington Mews Limited Partnership as of December 31, 1998 and
1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting schedules included in the Supplemental Information are presented for the purpose of additional analysis and is not a required part of the basic financial statements of Washington Mews Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

Topsfield, Massachusetts
February 26, 1999

                          -1-

15 Main Street, Topsfield, MA 01983-1842 , Tel. (978) 887-2220 -
Fax (978) 887-5443
30 Maplewood Avenue, Suite 213, Portsmouth, NH 03801-3732 - Tel.
(603) 436-8110 - Fax (603) 427-0888
Dauby O'Connor & Zaleski
A Limited Liability Company
Certified Public Accountants

Independent Auditors' Report

To the Partners of
Wilder Associates
(A Main Limited Partnership)

We have audited the accompanying balance sheet of Wilder Associates (a Maine Limited Partnership) as of December 31, 1998, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 1997 financial statements were audited by other auditors whose report dated January 24, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above represent fairly, in all material respects, the financial position of Wilder Associates as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In   accordance   with  Government  Auditing  Standards,   we   have   also
issued a report dated March 5, 1999, on our consideration of the partnership's internal controls and a report dated March 5, 1999, on its compliance with laws and regulations.
Wilder Associates
Page Two

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been, subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

March 5, 1999
Dauby O'Connor & Zaleski, LLC
Carmel, Indiana
Certified Public Accountants



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




Brentwood, Tennessee
March 25, 1998

       American Affordable Housing II Limited Partnership

                         BALANCE SHEETS

                           March 31,

                                  1999                1998
                             -------------      ----------------
          ASSETS

INVESTMENTS IN OPERATING
   LIMITED PARTNERSHIPS
   (notes A and D)          $    2,544,050     $      2,962,644

OTHER ASSETS
   Cash                              9,857               12,456
   Note receivable (note
   C)                               40,000               40,000
   Other assets                      8,849                7,849
                             -------------       ---------------
                            $    2,602,756     $      3,022,949
                             =============       ===============

LIABILITIES AND PARTNERS'
DEFICIT

LIABILITIES
   Due to affiliates
   (note B)                 $    4,482,468     $      4,008,555
   Accounts payable                  3,500                3,500
                             -------------       ---------------
                                 4,485,968            4,012,055
                             -------------       ---------------
PARTNERS' DEFICIT
   Limited partners

   Units of limited
       partnership
       interest,
       consisting of
       50,000 authorized
       units, $1,000
       stated value per
       unit; issued and
       outstanding -
       26,501 units             (1,634,474)            (749,309)
   General partners               (248,738)            (239,797)
                             -------------       ---------------
                                (1,883,212)            (989,106)
                             -------------       ---------------
                            $    2,602,756     $      3,022,949
                             =============       ===============

               See notes to financial statements

       American Affordable Housing II Limited Partnership

                    STATEMENTS OF OPERATIONS

                      Year ended March 31,

                                               1999
1998               1997
                                         ---------------    ------
---------    ---------------
Income
   Interest income                      $            203   $
331   $            743
   Miscellaneous income                            7,894
6,355              1,470
                                         ---------------    ------
---------    ---------------
                                                   8,097
6,686              2,213
                                         ---------------    ------
---------    ---------------

Share of losses from operating limited
   partnerships (note A)                        (418,312)
(383,653)          (795,677)
                                         ---------------    ------
---------    ---------------
Expenses
   Professional fees                              47,488
31,208             36,450

   General and administrative expense
       (note B)                                   15,572
20,371             14,182

   Asset management fee (note B)                 420,831
427,161            426,748
                                         ---------------    ------
---------    ---------------
                                                 483,891
478,740            477,380
                                         ---------------    ------
---------    ---------------
       NET LOSS                         $       (894,106)  $
(855,707)  $     (1,270,844)
                                         ===============
===============    ===============

Net loss allocated to general partners  $         (8,941)  $
(8,557)  $        (12,708)
                                         ===============
===============    ===============

Net loss allocated to limited partners  $       (885,165)  $
(847,150)  $     (1,258,136)
                                         ===============
===============    ===============

Net loss per unit of limited
   partnership interest                 $         (33.40)  $
(31.97)  $         (47.48)
                                         ===============
===============    ===============

               See notes to financial statements

       American Affordable Housing II Limited Partnership

      STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

           Years ended March 31, 1999, 1998 and 1997


General
                                         Limited partners
partners             Total
                                         ---------------    ------
---------    ---------------
Partners' capital (deficit), March 31,
   1996                                 $      1,355,977   $
(218,532)  $      1,137,445

Net loss                                      (1,258,136)
(12,708)        (1,270,844)
                                         ---------------    ------
---------    ---------------

Partners' capital (deficit), March 31,
   1997                                           97,841
(231,240)          (133,399)

Net loss                                        (847,150)
(8,557)          (855,707)
                                         ---------------    ------
---------    ---------------

Partners' deficit, March 31, 1998               (749,309)
(239,797)          (989,106)

Net loss                                        (885,165)
(8,941)          (894,106)
                                         ---------------    ------
---------    ---------------

Partners' deficit, March 31, 1999       $     (1,634,474)  $
(248,738)  $     (1,883,212)
                                         ===============
===============    ===============

               See notes to financial statements

       American Affordable Housing II Limited Partnership

                    STATEMENTS OF CASH FLOWS

                      Year ended March 31,

                                               1999
1998               1997
                                         ---------------    ------
---------    ---------------
Cash flows from operating activities
   Net loss                             $       (894,106)  $
(855,707)  $     (1,270,844)
   Adjustments to reconcile net loss
   to net cash used in operating
   activities

   Cash flows from operating limited
       partnerships                                  282
846             10,351

   Share of losses from operating
       limited partnerships                      418,312
383,653            795,677

   Increase in other assets                       (1,000)
-                  -

   Increase in due to affiliates                 473,913
469,374            405,287
                                         ---------------    ------
---------    ---------------

       Net cash used in operating
          activities                              (2,599)
(1,834)           (59,529)
                                         ---------------    ------
---------    ---------------

Cash flows from investing activities

   Repayment by an operating limited
       partnership                                     -
-             38,875
                                         ---------------    ------
---------    ---------------

       Net cash provided by investing
          activities                                   -
-             38,875
                                         ---------------    ------
---------    ---------------
       NET DECREASE IN CASH                       (2,599)
(1,834)           (20,654)

Cash, beginning                                   12,456
14,290             34,944
                                         ---------------    ------
---------    ---------------
Cash, end                               $          9,857   $
12,456   $         14,290
                                         ---------------    ------
---------    ---------------

               See notes to financial statements

       American Affordable Housing II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS

                 March 31, 1999, 1998 and 1997


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

                 March 31, 1999, 1998 and 1997

NOTE  A  -  ORGANIZATION  AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES (Continued)

   Investments in Operating Limited Partnerships
   ---------------------------------------------
   The partnership accounts for its investments in operating limited partnerships using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each operating limited partnership's results of operations and for any distributions received or accrued. However, the partnership recognizes an individual operating limited partnership's losses only to the extent that the partnership's share of losses of the operating limited partnership does not exceed the carrying amount of its investment. Unrecognized losses will be suspended and offset against the future individual operating limited partnership's income.

   A loss in value of an investment in an operating limited partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the
   partnership  and  the   estimated  residual  value   of  the
   investment.

   Capital contributions to operating limited partnerships are adjusted by tax credit adjusters. Tax credit adjusters are defined as adjustments to operating limited partnership capital contributions due to reductions in actual tax credits from those originally projected. The partnership records tax credit adjusters as a reduction in investment in operating limited partnerships and capital contributions payable.

   The operating limited partnerships maintain their financial statements based on a calendar year and the partnership utilizes a March 31 year-end. The partnership records losses and income from the operating limited partnerships on a calendar year basis which is not materially different from losses and income generated if the operating limited partnerships utilized a March 31 year-end.

   The partnership records capital contributions payable to the operating limited partnerships once there is a binding obligation to fund a specified amount. The operating limited partnerships record capital contributions from the partnership when received.


   The partnership records acquisition costs as an increase in its investment in operating limited partnerships. Certain operating limited partnerships have not recorded the acquisition costs as a capital contribution from the partnership. These differences are shown as reconciling items in note D.

       American Affordable Housing II Limited Partnership

                 March 31, 1999, 1998 and 1997

NOTE  A  -  ORGANIZATION  AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES (Continued)

   Fiscal Year
   -----------
   For financial reporting purposes, the partnership uses a March 31 year-end, whereas for income tax reporting purposes, the partnership uses a calendar year. The operating limited partnerships use a calendar year for both financial and income tax reporting.

   Net Loss per Unit of Limited Partnership Interest
   -------------------------------------------------
   Net loss per unit of limited partnership interest is calculated based upon the number of units outstanding. For each of the three years in the period ended March 31, 1999, 26,501 units were outstanding.

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

   Adoption of Accounting Standards
   --------------------------------
   On  March  31,  1997,  the  partnership adopted Statement of
   Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 provides accounting and reporting standards for the amount of earnings per share. SFAS No. 129 requires the disclosure in summary form within the financial statements of pertinent rights and privileges of the various securities outstanding. The implementation of these standards has not materially affected the partnership's financial statements.

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employees' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 130 is effective for years beginning after December 15, 1997. SFAS No. 131 and No. 132 are effective for years beginning after December 31, 1997, and early adoption is encouraged.

       American Affordable Housing II Limited Partnership

                 March 31, 1999, 1998 and 1997

NOTE  A  -  ORGANIZATION  AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES (Continued)

   Adoption of Accounting Standards (Continued)
   --------------------------------
   The partnership does not have any items of other comprehensive income, does not have other segments of its business on which to report, and does not have any pensions or other postretirement benefits. Consequently, these pronouncements are expected to have no effect on the partnership's financial statements.

   In June 1998, the FASB issued SFAS No. 133, *Accounting for Derivative Instruments and Hedging Activities.* In October 1998, the FASB issued SFAS No. 134, *Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise.* In February 1999, the FASB issued SFAS No. 135, *Rescission of FASB Statement 75 and Technical Corrections.* SFAS No. 133 is effective for all fiscal quarters of years beginning after June 15, 1999; SFAS No. 134 is effective for the first fiscal quarter beginning after December 31, 1998; and SFAS No. 135 is effective for years ending after February 15, 1999. Early adoption is encouraged for SFAS Nos. 133, 134 and 135.

   The partnership does not have any derivative or hedging activities and does not have any mortgage-backed securities. FASB Statement 75, *Deferral of the Effective Date of Certain Accounting Requirements for Pension Plans of State and Local Governmental Units,* does not apply to the partnership. Consequently, these pronouncements are expected to have no effect on the partnership*s financial statements.

NOTE B - RELATED PARTY TRANSACTIONS

   During the years ended March 31, 1999, 1998 and 1997, the partnership entered into several transactions with various affiliates of the general partners, including Boston Capital Partners, Inc., Boston Capital Holdings Limited Partnership, and Boston Capital Asset Management Limited Partnership, as follows:

   General and administrative expenses of $1,973, $2,441 and $2,303, incurred by Boston Capital Asset Management Limited Partnership, Boston Capital Holdings Limited Partnership, and Boston Capital Partners, Inc. were charged to operations during the years ended March 31, 1999, 1998 and 1997, respectively. At March 31, 1999 and 1998, the unpaid general and administrative expenses totaled $167,779 and $130,827, respectively.

   During fiscal year ended March 31, 1995, Boston Capital Asset Management Limited Partnership advanced the partnership $95,375 in order to fund an advance made to an operating limited partnership, as more fully described in note C. The advance is noninterest bearing and due upon demand. The amount still outstanding at the end of fiscal years 1999 and 1998 was $40,000.


   An annual asset management fee based on 0.5% of the aggregate cost of all apartment complexes acquired by the operating limited partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership. The aggregate cost is comprised of the capital contributions made by the partnership to the operating limited partnerships and 99% of the permanent financing at the operating limited
   partnership  level.   At March 31, 1999 and 1998, the unpaid
   asset  management  fees  totaled  $4,274,689 and $3,837,728,
   respectively.    The  fee  is  payable  without  interest as
   sufficient  funds  become  available.   The asset management
   fees charged to operations during the years ended March 31, 1999, 1998 and 1997 were $436,961, $436,961 and $441,858, respectively, which are netted with reporting fees paid by the operating limited partnerships. During the years ended March 31, 1999, 1998 and 1997, the amount of reporting fees paid by the operating limited partnerships was $16,130, $9,800 and $15,110, respectively.

       American Affordable Housing II Limited Partnership

                 March 31, 1999, 1998 and 1997

NOTE C - NOTE RECEIVABLE

   Note receivable is an advance made to an operating limited partnership during the fiscal year ended March 31, 1995. The note, secured by a second mortgage on the property owned by the operating limited partnership, bears interest at 6% per annum and was due December 31, 1997. The carrying amount of the note receivable approximates fair value as of March 31, 1999 and 1998.

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

   At  March  31,  1999  and  1998, the partnership has limited
   partnership   equity  interests  in  50   operating  limited
   partnerships which own apartment complexes.

   Under the terms of the partnership's investment in each operating limited partnership, the partnership was required to make capital contributions to the operating limited partnerships. These contributions were payable in installments over several years upon each operating limited partnership achieving specified levels of construction and/or operations. All contributions have been made to the operating limited partnerships as of March 31, 1999 and 1998. The partnership has no further obligation to make any additional contributions.

       American Affordable Housing II Limited Partnership

                 March 31, 1999, 1998 and 1997

NOTE  D  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS
(Continued)

   The   partnership's   investments   in   operating   limited
   partnerships at March 31, 1999 and 1998 are summarized as follows:

                                                   1999
1998
                                             ---------------    --
-------------
   Capital contributions paid to
       operating limited partnerships,
       net of tax credit adjusters of
       $213,468 and $213,468,
       respectively                         $     19,473,665   $
19,473,665

   Acquisition costs of operating limited
       partnerships                                2,492,705
2,492,705

   Cumulative losses from operating
       limited partnerships                      (19,353,187)
(18,934,875)

   Cumulative distributions from
       operating limited partnerships                (69,133)
(68,851)
                                             ---------------    --
-------------
   Investment in Operating Limited
       Partnerships per balance sheet              2,544,050
2,962,644

   Acquisition costs not included in net
       assets of operating limited
       partnerships (see note A)                     122,748
122,748

   Loss from operating limited
       partnerships of $253,315 and
       $875,460 for the three months
       ended March 31, 1990 and 1989
       which the operating limited
       partnerships have not included in
       partners' capital (see note A)              1,128,775
1,128,775

   Tax credit adjusters not accounted for
       in net assets of operating limited
       partnerships (see note A)                     121,349
121,349

   Loss of operating limited partnerships
       not recognized under the equity
       method of accounting (see note A)          (8,808,750)
(7,141,631)

   Other adjustments                                  61,361
(623,057)
                                             ---------------    --
-------------
   Equity per operating limited
       partnerships' combined financial
       statements                           $     (4,830,467)  $
(3,429,172)
                                             ===============
===============

       American Affordable Housing II Limited Partnership

                 March 31, 1999, 1998 and 1997

NOTE D  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS
           (Continued)

   The combined summarized balance sheets of the operating limited partnerships at December 31, 1998 and 1997 are as follows:

               COMBINED SUMMARIZED BALANCE SHEETS

                                                   1998
1997
                                             ---------------    --
-------------
                   ASSETS

   Buildings and improvements, net of
       accumulated depreciation of
       $30,999,473 and $28,427,132          $     59,634,159   $
62,399,625
   Land                                            4,288,727
4,407,517
   Other assets                                    6,127,631
5,761,425
                                             ---------------    --
-------------
                                            $     70,050,517   $
72,568,567
                                             ===============
===============
      LIABILITIES AND PARTNERS' DEFICIT


   Mortgages payable                        $     67,945,260   $
69,854,741

   Accounts payable and accrued expenses           3,373,939
2,828,164

   Other liabilities                               2,640,381
2,406,012
                                             ---------------    --
-------------
                                                  73,959,580
75,088,917
                                             ---------------    --
-------------
   PARTNERS' DEFICIT

       American Affordable Housing II
          Limited Partnership                     (4,830,467)
(3,429,172)

       Other partners                                921,404
908,822
                                             ---------------    --
-------------
                                                  (3,909,063)
(2,520,350)
                                             ---------------    --
-------------
                                            $     70,050,517   $
72,568,567
                                             ===============
===============

       American Affordable Housing II Limited Partnership

                 March 31, 1999, 1998 and 1997

NOTE D  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS
(Continued)

   The combined summarized statements of operations of the operating limited partnerships for the years ended December
   31, 1998, 1997 and 1996 are as follows:

          COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                                 1998
1997               1996
                                           ---------------    ----
-----------    ---------------
   Revenue
       Rental                             $     10,590,206   $
10,648,605   $     10,513,559
       Interest and other                          439,999
430,683            356,532
                                           ---------------    ----
-----------    ---------------
                                                11,030,205
11,079,288         10,870,091
                                           ---------------    ----
-----------    ---------------
   Expenses
       Interest                                  3,779,559
3,924,370          3,937,805

       Depreciation and amortization             2,892,193
2,886,227          2,998,290

       Taxes and insurance                       1,313,538
1,387,190          1,420,744

       Repairs and maintenance                   1,628,137
1,754,632          1,595,969

       Operating expenses                        3,543,394
3,422,817          3,929,125
                                           ---------------    ----
-----------    ---------------
                                                13,156,821
13,375,236         13,881,933
                                           ---------------    ----
-----------    ---------------
          NET LOSS                        $     (2,126,616)  $
(2,295,948)   $    (3,011,842)
                                            ===============
===============    ===============

   Net loss allocated to American
       Affordable Housing II Limited
       Partnership *                      $     (2,085,431)  $
(2,158,133)  $     (2,929,058)
                                           ===============
===============    ===============

   Net loss allocated to other
       partners                           $        (41,185)  $
(137,815)  $        (82,784)
                                           ===============
===============    ===============

   *   Amount  includes  $1,667,119,  $1,774,480 and $2,133,381
       for the years ended December 31, 1998, 1997 and 1996, respectively, of loss not recognized under the equity method of accounting as described in note A.

       American Affordable Housing II Limited Partnership

                 March 31, 1999, 1998 and 1997

NOTE  E - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO TAX
RETURN

   The partnership's net loss for financial reporting and tax return purposes is reconciled as follows:

                                                            Year
ended March 31,
                                           -----------------------
------------------------------
                                                 1999
1998               1997
                                           ---------------    ----
-----------    ---------------

   Net loss for financial reporting
       purposes                           $       (894,106)  $
(855,707)  $     (1,270,844)

   Operating limited partnership rents
       received in advance                          (2,572)
4,359              1,993

   Related party expenditures                       58,054
72,243             19,424

   Asset management fee not deductible
       for tax purposes until paid                 436,961
436,961            441,858

   Excess of tax depreciation over book
       depreciation on operating limited
       partnership assets                         (406,024)
(423,900)          (394,135)

   Difference due to fiscal year for book
       purposes and calendar year for tax
       purposes                                      3,150
149,012                142

   Operating limited partnership net loss
       not allowed for financial
       reporting under equity method            (1,667,119)
(1,774,480)        (2,133,381)

   Other                                          (512,660)
(5,996)           716,565
                                           ---------------    ----
-----------    ---------------

   Net loss for income tax purposes       $     (2,984,316)  $
(2,397,508)  $     (2,618,378)
                                           ===============
===============    ===============

       American Affordable Housing II Limited Partnership

                 March 31, 1999, 1998 and 1997


NOTE  E - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO TAX
          RETURN (Continued)

   The difference between the investments in operating limited partnerships for tax purposes and financial statement purposes is primarily due to the differences in the losses not recognized under the equity method of accounting, the three month period due to fiscal year reporting and the historic tax credits taken for income tax purposes. At March 31, 1999 and 1998, the differences are as follows:

                                                      1999
1998
                                                ---------------
---------------
       Investment in operating limited
          partnerships - tax basis             $     (7,432,058)
$     (4,488,085)

       Add back losses not recognized under
          the equity method                           8,808,750
7,141,631

       Estimated share of loss of $253,315
          and $875,460 for the three months
          ended March 31, 1990 and 1989 due
          to fiscal year reporting                   (1,128,775)
(1,128,775)

       Historic tax credits                             651,016
651,016

       Other                                          1,645,117
786,857
                                                ---------------
---------------
       Investment in operating limited
          partnerships - as reported           $      2,544,050
$      2,962,644
                                                ===============
===============

                          LIBERTY CENTER, LTD.
                          Financial Statements

                        December 31, 1998 and 1997

Hunter & Associates, P.A.
4209 Baymeadows Road, Suite 2
Jacksonville, Florida 32217

Phone: (904) 731-9222
  Fax: (904) 731-0352

June 25, 1999

INDEPENDENT AUDITOR'S REPORT

To the Partners
Liberty Center, Ltd.

We have audited the accompanying balance sheets of Liberty Center, Ltd. As of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows 'for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Liberty Center, Ltd. As of December 31 1998 and 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Certified Public Accountants


                          Liberty Center, Ltd.
                             Balance Sheets
                       December 31, 1998 and 1997

                                  Assets
                                             1998        1997
Current assets:                              ----        ----
  Cash and cash equivalents                   $118,339
$106,173
  Accounts Receivable                        10,253      16,680
                                          ---------   ---------
 Total Current Assets                       128,592     122,853
                                          ---------   ---------
Property and Equipment, at cost:
  Land                                      198,000     198,000
  Building and improvements               2,487,005   2,487,005
  Equipment                                   6,174       6,174
    Less Accumulated Depreciation          (641,850)   (579,418)
                                          ---------   ---------
                                          2,049,329   2,111,761
                                          ---------   ---------
  Other Assets                                    0         522
                                          ---------   ---------
Total Assets:                             2,177,921  $2,235,136
                                   =========   =========


















    See Independent Auditors' Report and Notes to Financial
Statements.
                          Liberty Center, Ltd.
                             Balance Sheets
                       December 31, 1998 and 1997

                     Liabilities and Partners' Equity

                                           1998          1997
                                          -------       -------
Current Liabilities
  Current portion of notes payable       $  396,574  $  204,246
  Accrued interest, due within one year       2,903       3,948
  Accounts payable and accrued expenses      53,915      43,493
                                          ---------   ---------
     Total current liabilities              453,392     251,687
                                          ---------   ---------
Long-Term Liabilities
  Notes payable - net of current portion    719,899     972,227
  Accrued interest, due after one year      553,538     488,747
  Advances from affiliates                   32,716      92,491
  Tenant security deposits                    3,966       4,999
                                          ---------   ---------
     Total long-term liabilities          1,310,119   1,558,464
                                          ---------   ---------

     Total Liabilities                    1,763,511   1,810,151
                                          ---------   ---------

Partners' Equity
  General partner                           (13,161)    (13,056)
  Limited partner                           427,572     438,041
                                          ---------   ---------
     Total partners' equity                 414,410     424,985
                                          ---------   ---------
       Total liabilities and partners'
          equity                         $2,177,921  $2,235,136
                                          =========   =========

















    See Independent Auditors' Report and Notes to Financial
Statements.

                          Liberty Center, Ltd.
                        Statements of Operation
            For the Years ended December 31, 1998 and 1997


                                             1998        1997

  Rental revenues                           $473,447   $466,947
  Interest and dividends                       1,647      1,902
                                            -------     -------
                                             475,094    468,849
                                            -------     -------
Expenses
  Depreciation and amortization               62,432     62,459
  General and administrative                  37,253     35,937
  Insurance                                   45,558     45,375
  Interest                                    98,923    118,760
  Legal and professional services             16,533     10,956
  Maintenance and repairs                     26,999     24,354
  Management fees                             21,600     20,020
  Salaries - operations                       44,017     69,372
  Security - outside services                 49,886     33,237
  Taxes                                       39,322     22,985
  Utilities                                   43,146     37,671
                                            -------     -------
    Total expenses                           485,669    481,126
                                            -------     -------
Net income (loss) from operations          $ (10,575) $ (12,277)
                                             =======    =======





















    See Independent Auditors' Report and Notes to Financial
Statements.



                          Liberty Center, Ltd.
                      Statement of Partners' Equity
            For the Years ended December 31, 1998 and 1997


                                                   Investor
                                        General    Limited
                                        Partner    Partner
Total
                                        -------    --------
-----

Partners' equity December 31, 1996     ($12,933)  $450,195
$437,262

Loss (loss)                               ($123)  $(12,154)
$(12,277)

Distributions                                $0         $0
$0

Partners' equity December 31, 1997     ($13,056)  $438,041
$424,985

Loss (loss)                                (106)   (10,469)
($10,575)

Distributions                                 0          0
$0

---------------------------------

Partners' equity December 31, 1998     ($13,161)  $427,572
$414,410

=================================















    See Independent Auditors' Report and Notes to Financial
Statements.

                          Liberty Center, Ltd.
                        Statements of Cash Flows
            For the Years ended December 31, 1998 and 1997

                                                    1998
1997
Cash flow from operating activities                 ----
----
  Net income (loss)                               $ (10,575) $
(12,277)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation                                   62,432
62,459
      Changes in asset and liabilities:
        Decrease (increase) in tenant receivables     6,427
(2,164)
        Decrease (increase) in prepaid expenses
          and other assets                              522
5,878
        Increase (decrease) in accounts payable
          and accrued expenses                        9,377
(11,032)
        Increase (decrease) in net security
          deposits                                   (1,033)
3,627
         Net cash (used for) provided               -------
-------
          by operations                              67,150
46,491
                                                    -------
-------
Cash flows from investing activities
  Increase in accrued interest                       64,791
64,791
         Net cash provided by investing             -------
-------
          activities                                 64,791
64,791
                                                    -------
-------
Cash flows from financing activities
  Repayment of long-term debt                       (60,000)
(100,906)
  Increase in advances from affiliates              (59,775)
(3,787)
         Net cash used for financing                -------
-------
          activities                               (119,775)
(104,693)
                                                    -------
-------
Net decrease in cash and cash equivalents            12,166
6,589

Cash and cash equivalents at beginning of year      106,173
99,584
                                                    -------
-------
Cash and cash equivalents at end of year          $ 118,339  $
106,173
                                                    =======
=======


                          Liberty Center, Ltd.
                      NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 1998


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

Cash and Cash Equivalents
-------------------------

The partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents include $101,225 and $99,605 in money market deposits (Note C) at December 31, 1998 and 1997, respectively.

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

The operating reserve agreement was amended June 29, 1993, establishing an operating reserve of $100,000 and allowing for a distribution to the general partner of part of the operating reserve. The purpose was substantially the same as that of the prior agreement. A distribution to the general partner of this operating reserve is allowed if certain profitability objectives are met.
The operating reserve account totaled $101,225 and $99,605 at December 31, 1998 and December 31, 1997.

NOTE D - PARTNERS' CAPITAL CONTRIBUTIONS
         -------------------------------

The partnership has one general partner, The Harris Group, Inc.
one investor
limited partner - American Affordable Housing II.  As of December
31, 1998,
the general partner and the investor limited partner have made capital contributions of $1,014,521 and $1,220,553, respectively.

NOTE E - ACCRUED INTEREST
         ----------------

The second mortgage provides for deferral of interest payments based upon projected cash flow as determined annually by the lender. In addition, a portion of the deferred interest payable on the second mortgage may be forgiven based upon the project maintaining a very low income set-aside for a period longer than that required. Interest forgiven increases with each year the project is extended. No interest has been forgiven at December 31, 1998.

The following is a schedule of accrued interest payable:

                                                   December 31
                                              1998
1997
                                              ----
----

      First mortgage payable (Note F)          2,903         $
3,948
      Second mortgage payable (Note F)       553,538
488,747
                                             -------
-------
                                             556,441
492,695
      Less amount due within one year         (2,903)
(3,948)
                                             -------
-------
                                            $553,538
$488,747
                                             =======
=======

NOTE F - NOTES PAYABLE
         -------------                                   December
31
The following is a schedule of notes payable:
-----------
                                                      1998
1997
Mortgage note payable to a bank monthly at            ----
----
$18,710 including interest at 8.5% until
August, 1999, secured by first mortgage on
apartment project.                               $  396,574     $
456,574

Mortgage note payable at 9% to The Florida
Housing Finance Agency; interest payments
only as determined by lender annually based
on cash flow, with a balloon payment in 2004;
secured by second mortgage on apartment
project. (Note E)                                $  719,899
719,899
                                                  ---------
---------
                                                 $1,116,473
$1,176,473
Less amount due in one year                         396,574
(204,246)
                                                  ---------
---------
                                                 $  719,899     $
972,227
                                                  =========
=========
Aggregate maturities of long-term debt for the next five year are estimated as
follows:
              1999                 $  396,574
              Later years             719,899
                                    ---------
                                   $1,116,473
                                    =========

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

Management Fees
---------------
In accordance with the partnership agreement, the partnership pays management fees for services rendered in connection with the leasing and operation of the project. Fees are paid to Liberty Center for the Homeless, Inc. and Harris
Group, Inc. Management fees charged to operations for the year ended December
31, 1998 and 1997, $21,600 and $20,200 respectively.

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


NOTE I - REIMBURSEMENT FOR OPERATING PERSONNEL
         ---------------------------------

In 1998 the partnership was reimbursed for services provided to an affiliate. The services provided were mainly leasing, tenant assistance, record keeping, and security services. The reimbursement was recorded as a reduction in the salary expenses
($57,898).
























                RIVERPLACE APARTMENTS LIMITED PARTNERSHIP

                 REPORT ON AUDITS OF FINANCIAL STATEMENTS
                      AND ADDITIONAL INFORMATION

                      DECEMBER 31, 1998 AND 1997


                              C O N T E N T S

                                                    PAGE

INDEPENDENT AUDITORS' REPORT                            1

FINANCIAL STATEMENTS

  BALANCE SHEETS                                      2-3

  STATEMENT OF OPERATIONS                               4

  STATEMENT OF PARTNERS' EQUITY (DEFICIT)               5

  STATEMENT OF CASH FLOWS                               6

  NOTES TO FINANCIAL STATEMENTS                      7-16

SUPPLEMENTAL INFORMATION
  SCHEDULES OF RENTING, ADMINISTRATIVE,
   OPERATING, MAINTENANCE, TAXES AND
    INSURANCE, AND INTEREST EXPENSE                 17-18

Robert Ercolini & Company LLP
Certified Public Accountants Business ConsultantsINDEPENDENT
AUIDITOR'S REPORTTo the Partners ofRiverplace Apartments Limited
PartnershipHolyoke, Massachusetts


We have audited the accompanying balance sheet of Riverplace
Apartments Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assess' the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverplace Apartments Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole, The additional information related to the 1997 financial statements included in this report (shown on pages 16 and 17) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

January 25, 1999

Fifty Five Summer Street - BOSTON, MA 021 10-100-1 - TELEPHONE 617-482-5511 - FAX 617.426-5252




                RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                             BALANCE SHEETS
                       DECEMBER 31, 1998 AND 1997

                                  ASSETS
                                             1997        1996
CURRENT ASSET                                ----        ----
  Cash                                       46,385  $    1,471
  Accounts Receivable - Tenants              10,481       9,438
  Accounts Receivable Subsidy                36,720      30,848
  Receivables - Affiliate                     4,188           -
  Grants receiveable                         39,860           -
  Prepaid Expenses                            6,838       5,183
                                          ---------   ---------
     Total Current Assets                   144,472      46,940
                                          ---------   ---------
  Tenants' Security Deposits                 13,850      13,461

RESTRICTED DEPOSITS AND FUNDED RESERVES
Reserve for Replacements                     24,307       2,802
                                          ---------   ---------

RENTAL PROPERTY - AT COST
  Land                                      175,260     175,260
  Buildings and Improvements              6,604,141   6,604,141
  Personal Property                         190,497     161,963
                                          ---------   ---------
                                          6,969,898   6,941,364
  Less Accumulated Depreciation          (1,860,055) (1,663,878)
                                          ---------   ---------
                                          5,109,843   5,277,486
                                          ---------   ---------
Deferred financing costs, net of accumulated
amortization of $30,296 and $27,147          40,282      43,431
                                          ---------   ---------
                                         $5,332,754  $5,384,120
                                          =========   =========











                      See notes to financial statements.
2


                     LIABILITIES AND PARTNERS' EQUITY


                                      1998      1997
CURRENT LIABILITIES                        --------     -------
  Current Portion of Mortgage Note Payable  $ 63,355   $ 57,350
  Accounts Payable                            60,044     12,064
  Payables  Affiliates                         7,005     18,048
  Accrued Mortgage Interest Payable           34,108     34,603
  Accrued Expenses   Other                    67,312     66,753
  Prepaid Rents                                1,281      5,222
                                          ---------   ---------
     Total Current Liabilities               233,105    194,040
                                          ---------   ---------
DEPOSIT LIABILITY
  Tenants' Security Deposits                  13,756     12,881
                                          ---------   ---------
LONG-TERM LIABILITIES
  Mortgage Note Payable,                   4,029,564  4,093,924
   less current portion
  Accrued fees payable - affiliate            49,500     44,000
                                          ---------   ---------
                                           4,079,064  4,137,924

                                          ---------   ---------
     Total Liabilities                     4,325,925  4,344,845

PARTNERS' CAPITAL                          1,006,829  1,039,275
                                          ---------   ---------
                                         $ 5,332,754 $5,384,120
                                           =========  =========



















                    See notes to financial statements.          3



                RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                         STATEMENT OF OPERATIONS
                       DECEMBER 31, 1998 AND 1997


                                             1998        1997
Revenue                                      ----        ----
  Rents                                 $ 1,112,011 $ 1,209,638
  Less Vacancy Losses                        20,037      26,660
                                          ---------   ---------
                                          1,091,974   1,182,978
  Interest Income                               923         306
  Other Income                                6,633       4,405
                                          ---------   ---------
                                          1,099,530   1,187,689
                                          ---------   ---------
Expenses
  Administrative                             82,986      89,041
  Utilities                                 167,079     161,180
  Management Fee                             65,805      71,119
  Operating and Maintenance                 120,961     127,046
  Taxes                                      24,364      26,644
  Insurance                                  53,543      99,950
  Interest on Mortgage                      412,412     419,648
  Depreciation and Amortization             199,326     196,035
                                          ---------   ---------
                                          1,126,476   1,190,663
                                          ---------   ---------
LOSS BEFORE MORTGAGE ENTITY EXPENSE        (26,946)      (2,974)

MORTGAGE ENTITY EXPENSE:
  Partnership Reporting Fee  Affiliate      (5,500)      (5,500)

NET LOSS                                $  (32,446)  $   (8,474)
                                         =========    =========

















                    See notes to financial statements
4

                RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                      STATEMENT OF PARTNERS' EQUITY
                       DECEMBER 31, 1998 AND 1997


                                General     Limited
                                Partner     Partner     Total
                                -------     --------   -------

Balance (deficiency)
   January 1, 1997          $  (123,211)$ 1,170,960  $ 1,047,749

Net Loss for Year                   (85)     (8,389)      (8,474)

Balance (deficiency)
  December 31, 1997          (  123,296)  1,162,571    1,039,275

Net Loss for Year                 ( 324)   ( 32,122)    ( 32,446)
                              ---------     -------    ---------
Balance (deficiency)
  December 31, 1998         $  (123,620)$ 1,130,449  $ 1,006,829
                             ==========   =========    =========

Percentage Interest at
December 31, 1998 and 1997           1%          99%        100%
                                   ====        ====        ====














               See notes to financial statements
5
                 RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                          STATEMENT OF CASH FLOWS
                   YEARS ENDED DECEMBER 31, 1998 AND 1997
                                                  1998        1997
Cash Flow From Operating Activities               ----        ----
  Net Loss                                     $ (32,446)  $  (8,474)
  Adjustments to Reconcile Net Loss
  to Net Cash Provided (Used) By
  Operating Activities
    Depreciation                                 196,177     192,886
    Amortization                                   3,149       3,149
    Mortgage Entity Expense                        5,500       5,500
    Changes in Assets and Liabilities:
    (Increase) Decrease in Tenants' Rents
    Receivables                                   (1,043)   (  2,287)
    (Increase) Decrease in Tenants' Rent
    Subsidies Receivable                          (5,872)    ( 7,223)
    Increase in Receivabes-Affiliates             (4,188)          -
    Increase in Grants Receivable                (39,860)          -
    Decrease in Prepaid Expenses                  (1,655)     15,530
    Decrease in Accounts Payable                  47,980     (21,204)
    Increase (Decrease) in Payables/Affiliates   (11,043)    (89,632)
    Decrease in Accrued Mortgage Interest Payable   (495)       (440)
    Decrease in Accrued Expenses  Other              559      (7,981)
    Increase in Prepaid Rents                     (3,941)      5,222
    Increase (Decrease) in Tenants' Security        (389)       (776)
      Deposits
    Increase in Tenants' Security Deposit
      Liabilities                                    875         133
Net Cash Provided (Used) by                      -------     -------
          Operating Activities                   153,308      84,403
                                                 -------     -------
Cash Flows From Investing Activities
  Purchase of Rental Property                    (28,534)   ( 28,386)
  Reserve for Replacements Funded,
    Including Interest Earned                    (21,505)   ( 21,158)
Reserve for Replacement Releases                       -      18,551
                                                 -------     -------
Net Cash Used In
Investing Activities                             (50,039)    (30,993)
                                                 -------     -------
Cash Flows From Financing Activities
  Payment on Mortgage Note Payable               (58,355)    (52,699)
                                                 -------     -------
Net Increase (Decrease) in Cash                   44,914         711
  Cash, Beginning of Year                          1,471         760
                                                 -------     -------
Cash, End of Year                                 46,385   $   1,471
Supplemental Disclosure of Cash Flow             =======     =======
Information:
  Cash Paid During the Year for Interest         412,907   $ 420,088
                                                 =======     =======
               See notes to financial statements                  6


                      RIVERPLACE APARTMENTS LIMITED PARTNERSIHP
                            NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31,1998 AND 1997
1.
Organization and summary of significant accounting policies:
Organization:
Riverplace Apartments Limited Partnership ("the Partnership"), organized as a Massachusetts Limited Partnership on February 29, 1988, was formed to acquire and operate an affordable residential apartment complex consisting of 100 units located at various scattered locations in Holyoke, Massachusetts ("the Property") as follows: 298, 300, 302, 304 Chestnut Street; 294, 298 Elm Street; 82, 82@ R. Clemente Street; 44 Lyman S@; 22, 24 Northeast Street; 532 South Bridge Street; 527 South Summer Street; and 177, 183, 185 West Street. The project is currently operating under the name Riverplace Apartments. The Partnership Agreement was last amended and restated on September 1, 1988.

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


7

                    RIVERPLACE APARTMENTS LIMTED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS - CONTINUED                     YEARS
ENDED DECEMBER 31,1998 AND 1997

1. Organization and summary of significant accounting policies - continued:

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

The Project is eligible for low-income housing tax credits for a ten-
     year
period, beginning in 1988, which are calculated at between 9.12% -
     9.22% of
qualified rehabilitation costs - The um annual credit is $364,094 and it is a
pass-through credit to the partners.  The actual credit amount may vary
annually based on the low income occupancy of the buildings.  The credits for
1998 and 1997 were $350,362 and $364,094, respectively.  The year ended December 31
1999 will be the final year in which low income housing tax credits may be claimed for the project. The credits for 1999 are expected to be $32,909.
Provisions of the enabling legislation regarding the tax credit restrict occupancy of all 100 apartments to qualified low-income tenants for a fifteen-year period. Recapture provisions of the legislation could result in a required repayment by the partners of a portion of the tax credits if relevant provisions are not adhered to.

2.   Partners' capital contributions:

The general partners of the Partnership are Mark A. Berezin, Herbert
G. Berezin, and Stephen L. Berezin. As of December 31, 1998 and 1997, the general partners have made aggregate capital contributions of $3.

The investment limited partner of the Partnership is American
Affordable Housing II Limited Partnership. As of December 31, 1998 and 1997, the investment limited partner has made capital contributions of $2,186,118.

3. Allocation of benefits:

In accordance with the Partnership Agreement, as last amended, all profits and losses from operations and tax credits are allocated as follows:

Investment Limited Partner               99%
General Partners                          1
                                   100%
                                       8
                      RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                      NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       YEARS ENDED DECEMBER 31,1998 AND 1997

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


9
                     RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                     NOTES TO FINANCIAL STATEMENTS - CONTINUED
                      YEARS ENDED DECEMBER 31, 1998 AND 1997

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

Losses from a capital transaction are allocated to the partners as follows:

(a) First, losses shall be allocated to all partners having positive capital accounts until their capital accounts have been reduced to zero; and

(b) Second, the balance of such losses shall be allocated to the General
    Partners.4.Cash, restricted deposits and funded reserves:

The Partnership maintains certain operating, security deposit and replacement
reserve cash balances in two financial institutions located in
                                        Massachusetts.
The balances are measured by the Federal Deposit Insurance
                                        Corporation
("FDIC") up to $100,000.  At December 31, 1998 and 1997, the
                                        Partnership's
cash balances were fully insured.
5.Mortgage note payable:
The mortgage note payable consists of a note in the original amount of
$4,500,000, dated March 11, 1988 and last amended on May 23, 1989, with Fleet National Bank as successor in interest to Bank of New England-West, N.A. The note is secured by the real estate and related personal property of the Partnership and an assignment of rents and leases. Interest is currently payable on the note at a rate of 10% per annum. This rate was fixed at the conversion date (August 1, 1989), as defined in the loan agreement. The lender has the right to adjust the interest, rate every three years subsequent to the conversion date to a rate that is equal to 2 1/2% per annum above the three year Treasury note rate in effect on the interest rate adjustment dates. The next scheduled interest rate adjustment date is August 1, 1998. Based upon the current interest rate, the note requires monthly 'installments of principal and interest of $39,240. The note matures on July 1, 2019. However, the lender has the right to demand repayment of the loan in full on September 19, 2003 which is the date fifteen years following the execution of the first Housing Assistance Payments contract for the Property. The mortgage note may be prepaid by the Partnership without premium or penalty.

10
                       RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                       NOTES TO FINANCIAL STATEMENTS - CONTINUED
                         YEARS ENDED DECEMBER 31,1998 AND 1997

5.    Mortgage note payable - continued:
In connection the execution of the note agreement, the General Partners entered into a Negative Cash Flow Commitment agreement with the lender. Pursuant to the agreement, the General Partners were required to fund any operating deficits, as defined, until the later to occur of August 1, 1992 or when net income, as defined, from the Property at least equaled 120% of debt service on the mortgage note. The Negative Cash Flow Commitment was limited to a maximum amount of $250,000. For the year ended December 31, 1998, the Partnership met the requirement that net 'income equal at least 120% of debt service on the mortgage note. Accordingly, pursuant to its provisions, the Negative Cash Flow Commitment terminated as of December 31, 1998.

Aggregate principal maturities on the mortgage loan for each of the next five years, based on the current effective interest rate, are as follows:

Year     Amount

1999     63,355
2000     69,990
2001     77,318
2002 85,415
2003 94,359

The liability of the Partnership under the mortgage note is limited to the underling value of the real estate collateral plus any amounts that may be deposited with the lender.

6. Rental housing assistance agreement:
The Partnership has a contract with the Housing Authority of the City of Holyoke, Massachusetts to receive HUD Section 8 rental assistance funds for the benefit of qualified tenants. The program restricts assistance to those who meet certain HUD established criteria including maximum income limitations. The Housing Authority is responsible for determining tenant eligibility for participation 'm the program. This Housing Assistance Payments ("HAP") contract was awarded in stages covering all 100 apartment units and it expires m corresponding stages from September 19, 2003 through March 20, 2004. During the years ended December 31, 1998 and 1997, rental assistance income organized under the contract amounted to $924,969 and $904,401, respectively.

7. Rental income:
During 1997, the Partnership received $96,262 from the Holyoke
Housing             Authority for retroactive rent adjustments
and special clams payments related to years prior to 1997. This amount has been included in rental income for the year ended December 31, 1997. The Partnership still has a request pending with the Holyoke Housing Authority for additional adjustments related to a prior year. The Housing Authority has not yet acted upon this request as of December 31, 1998. At this time, no estimate can be made of the amount, if any, of additional adjustments that will actually be received by the Partnership.
                                     11
                     RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                     NOTES TO FINANCIAL STATEMENTS - CONTINUED
                      YEARS ENDED DECEMBER 31, 1998 AND 1997

8. Transactions with related parties:

Marken Properties, Inc. ("Marken"), an affiliate of the General Partners, is the project management agent. Marken receives a base management fee calculated at 6% of gross revenues from the Property. Management fees expensed in 1998 and 1997 amounted to $65,805 and $71,119, respectively. At December 31, 1998, the Partnership has a receivable of $5,295 from Marken. At December 31, 1997, management fees of $8,120 remained unpaid.

Personnel working at the project site are employees of Marken and therefore the Project reimbursed Marken for the actual salaries and related benefits, as reflected in the accompanying financial statements. Such salaries and related benefit costs expensed during 1998 and 1997 amounted to $96,520 and $99,465 respectively. Of these amounts, $1,107 and $5,448 remained unpaid at December 31, 1998 and 1997 respectively. The payable of $1,107 at December 31, 1998 has been netted against a receivable from Marken in the accompanying 1998 balance sheet.

The Partnership incurred accounting and data processing fees of $7,200 to Marken in each of the years ended December 3 1, 1998 and 1998.

Marken allocates certain office and administrative expenses among multiple properties under its management. For the year ended December 31, 1998 and 1997, the Partnership's allocable share of these costs amounted to $11,914 and $10,982, respectively. In addition, the Partnership purchases various operating and maintenance supplies and services as well as its fuel oil and heating service contract from companies (Interstate Plumbing & Heating Supply Corp., Key Contractors, Inc., and Hampden Contractors, Inc.) affiliated with the General Partners. For the year ended December 3 1, 1998 and 1997, the Partnership incurred costs to Interstate Plumb' & Heating Supply Corp. and Key Contractors, Inc. for capital equipment and operating and maintenance supplies and services in the amounts of $31,045 and $34,490, respectively. For the year ended December 3 1, 1998 and 1997, the Partnership incurred costs to Key Contractors, Inc. for operating and maintenance supplies and services in the amounts of $4,883 and $2,525, respectively. Additionally, the Partnership incurred costs to Key contractors, Inc. for operating and maintenance supplies and serices associated with grants in the amount of $9,000 in 1998. Costs incurred to Hampden Contractors, Inc. for fuel Oil and heating seances and to maintain the laundry concession aggregated $54,735 in 1998 and $71,949 in 1997. As of December 31, 1998, the Partnership had payables to these affiliates totaling $7,005 and $4,480.

Pursuant to the Partnership Agreement, as last amended, a reporting fee is payable to an affiliate of the Investment Limited Partner for its services in assisting with the preparation of tax returns and other reports to the partners as required by the Partners Agreement. The fee is in an annual amount of $5,500 and is payable from available cash flow from operations. Any unpaid fees shall accrue and be payable on a cumulative basis in the first year in which there is sufficient cash flow from operations or from the proceeds of a capital transaction. A reporting fee in the amount of $5,5 00 was expensed in
                                    12
                    RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                       NOTES TO FINANCIAL STATEMENTS - CONTINUED
                         YEARS ENDED DECEMBER 31, 1998 AND 1997

the years ended December 3 1, 1998 and 1997. No fees were paid in 1998 or
1997. The Partnership's cumulative liability to the affiliate for these fees at December 31, 1998 and 1997 amounted to $49,500 and $38,500, respectively.

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

 9. Grants:

In 1998, the Partnership received grant proceeds of $95,416 under the Federally Asisted Low Income Housing Drug Elimination Grant Program and $0 under the Safe Neighborhood Grant Program ("the Programs") from the U.S. Department of Housing and Urban Development (HUD). The Partnership is obligated to expend these funds as authorized under the Programs and in accordance with the approved budgets.

The total grant award for under the Drug Elimination Grant Program is $124,960. Funds are received by the Partnership based upon expenditures incurred (cost reimbursement method). The term of the grant is twelve months beginning January 1,1998. An extension of up to six months can be obtained with the approval of HUD. The Partnership has applied for a six month extension for this grant and has received a verbal approval as of January 25, 1999.












                                      13
                    RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                       NOTES TO FINANCIAL STATEMENTS - CONTINUED
                         YEARS ENDED DECEMBER 31,1998 AND 1997

The total grant award under the Safe Neighborhhod Grant Program is $119,600. Funds are recived by the Partnership based upon the expenditures incurred (cost reimbursement method). The term of the grant is twenty four months beginning on May 1, 1998. An extension of up to six months can be obtained with the approval of HUD.

A summary of grant activity for 1998 is as follows:

                         Drug            Safe
                         Elimination     Neighborhood
                         Program    Program    Total
                         -------     --------     -------

Proceeds:
  Grant Proceeds:            $  95,416   $        -   $         -

Expenditures:
  Salaries and Related
  Benefits                    33,142            -        33,142
  Administration Fees              -            -             -
  Other Administrative Costs  10,592            -        10,592
  Operating and Maintenance   55,024       36,518        91,542
                           ---------    ---------    ----------
                              98,758       36,518       135,276
                           ---------    ---------    ----------
Expenditure in
  Excess of Proceeds     $  (  3,342) $ (  36,518)  $ (  39,860)
                          ==========    =========    ==========

Grant Expenditures in excess of grant proceeds are reflected as a recievable in the accompanying balance sheet since these amounts are expected to be reimbursed to the Partnership under the terms of the grant agreements.

In January, 1999, the Partnership was awarded an additional grant of $125,000 under the Federally assisted Low-Income Housing Drug
Elimination Grant Program.

10.  Contingencies:

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

The Partnership is involved in a dispute with the City of Holyoke, Massachusetts related to water meter readings and sewer use charges at the

                                       14

                        RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                       NOTES TO FINANCIAL STATEMENTS - CONTINUED
                         YEARS ENDED DECEMBER 31, 1998 AND 1997

Property's 304 Chestnut Street location. In March 1994, the Holyoke Water Department determined that its meter reader had been incorrectly reading the water meter at this location since December 1989. As a result, the City has alleged that the Partnership had only been billed for a small portion of the total water consumption and sewer use charges at this location for the period from December, 1989 to March, 1994. The City billed the Partnership an amount of approximately $83,000 for the previously unbilled water and sewer use charges allegedly incurred for this period of time. The Partnership has contested the City's actions in this matter. As a consequence, on June 6, 1995, the City placed a lien on the Property for the unpaid water bill, sewer charges and accumulated interest thereon totaling $94,503. Management is currently attempting to settle this matter with the City. A liability in the amount of approximately $43,000 has been accrued in the accompanying financial statements for 1998 and 1997 and it has been included with accrued expenses other. Management believes, based in part upon the opinion of legal counsel, that the Partnership may be able to settle this matter with the City for an amount approximating the liability recorded in the accompanying financial statements. The ultimate resolution of this matter cannot be determined at the present time. Nevertheless, due to uncertainties in the settlement process, it is at least reasonably possible that management's view of the outcome will change in the near term.

11.  Concentrations:

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









                                             15









                     RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                     NOTES TO FINANCIAL STATEMENTS - CONTINUED
                      YEARS ENDED DECEMBER 31, 1998 AND 1997

11. Reconciliation to taxable loss:

Reconciliation's of financial statement net loss to taxable loss of the Partnership for the years ended December 31, 1998 and 1997 are as follows:

                                   1998           1997
Net loss per financial statement      ( $32,446)    (  $8,474)

Adjustments:

 Excess of tax depreciation           (  62,553)    (  64,713)
 over book depreciation               (   3,941)            5,222
 Rents collected in advance           (  39,860)                -
 Miscellaneous other                      4,756                -
                                       --------      --------
Taxable loss per tax return           ($134,044)    ( $67,965)
                                       ========          ========












                                          16












                               ADDITIONAL INFORMATION


































                RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
      SCHEDULES OF RENTING, ADMINISTRATIVE, OPERATING,
MAINTENANCE,
               TAXES AND INSURANCE, AND INTEREST EXPENSES
                 YEARS ENDED DECEMBER 31, 1998 AND 1997


                                              1998        1997
                                              ----        ----
Administrative Expenses
  Advertising and Promotion                   $ 1,839       $
752
  Office Salaries                           28,143         24,687
  Employee Benefits                         10,406         14,860
  Legal                                        676          5,721
  Auditing                                   8,500          7,500
  Telephone                                  3,698          3,410
  Office Expense                            10,363         11,725
  Data Processing Fees/ Bank Charges         9,530          8,582
  Licenses and Permits                         240            413
  Miscellaneous                              9,591         11,391
                                          --------       --------
    Total Administrative Expenses         $ 82,986      $  89,041
                                          ========       ========
Utilities
   Fuel oil                                 46,274      $  61,087
   Electricity                              13,531         12,414
   Water and Sewer                          93,553         75,037
   Gas                                      13,721         12,642
                                          --------       --------
    Total Utilities                       $167,079      $ 161,180
                                           =======       ========

Operating Expenses
  Maintenance Salaries                    $ 25,336      $  29,788
  Cleaning Salaries                         14,888         11,000
  Decorating Salaries                            -            117
  Trash Removal                              9,785          8,885
  Exterminating                              5,403         10,195
  Cleaning Supplies                          2,003          2,522
  Snow Removal                                 387          1,673
  HVAC Repairs and Maintenance              12,367         15,275
  Repairs Material                          34,789         38,730
  Decorating Supplies and Contract          16,003          8,861
                                          --------       --------
 Total Operating and Maintenance Expenses $120,961      $ 127,046
                                          ========       ========


See independent auditor's report on additional information on
page 1.   17

                RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
      SCHEDULES OF RENTING, ADMINISTRATIVE, OPERATING, MAINTENANCE,
         TAXES AND INSURANCE, AND INTEREST EXPENSES - CONTINUED
                 YEARS ENDED DECEMBER 31, 1998 AND 1997



                                             1997        1996
                                             ----        ----
Taxes
  Real Estate Taxes                        $ 15,782   $  18,870
  Payroll Taxes                               8,496       7,649
  Other Taxes                                    86         125
                                            -------    --------
                                           $ 24,364   $  26,644
                                           ========    ========
Insurance Expense
  Property and Liability                   $ 44,292   $  88,064
  Workers' Compensation                       3,105       2,944
  Employee Health                             6,146       8,942
                                           --------    --------
  Total Insurance Expenses                 $ 53,543    $ 99,950
                                           ========    ========
Interest Expense
  Interest on Mortgage                     $412,030   $ 417,740
  Other Interest                                382       1,908
                                           --------    --------
  Total Interest Expense                   $412,412   $ 419,648
                                           ========    ========


















See independent auditor's report on additional information on page 1.   18








                                             American Affordable Housing II
Limited Partnership
                                           Schedule III - Real Estate and
Accumulated Depreciation
                                                              March 31, 1999

                                                  Subsequent
                              Initial             capitalized    Gross amount at
which
                           cost to company          Costs**    carried at close
of period
                           ---------------        -----------
--------------------------

                                       Buildings
Buildings                 Accum.   Con-  Acq- Depre-
                Encum-                 and im-    Improve-              and im-
Depre-  struct uired ciation
Description     brances     Land      provements   ments      Land
provements   Total         ciation  Date   Date  Life
--------------------------------------------------------------------------------
----------------------------------------------
Anthony Garden
Apartments      3,864,835   501,332   2,632,779  1,727,786   501,322   4,360,565
4,861,887    1,163,273   3/89 10/88 5-50

Belen Apts.     1,480,955    54,000   1,468,653    570,832    87,960   2,039,485
2,127,445      767,542  12/88 12/88 5-27.5

Blairview
Associates      1,428,626    80,814   1,705,626      6,399    80,814   1,712,025
1,792,839      780,901  12/88  3/89 5-27.5

Bloomfield
Associates        367,900    11,500     466,419      6,986    11,500     473,405
484,905      192,128   6/88  6/88 5-27.5

Boardman Lake
Apartments        976,308    60,200     590,096    672,641    60,200   1,262,737
1,322,937      521,997   5/89 10/88 5-27.5

Bowdoinham
Associates      1,275,576    95,132     966,112    719,894    65,132   1,686,006
1,751,138      556,448   5/89 11/88 5-27.5

Brewton Ltd.      951,156    72,500   1,211,379      4,023    72,500   1,215,402
1,287,902      494,884   6/88  8/88 5-27.5

                                             American Affordable Housing II
Limited Partnership
                                           Schedule III - Real Estate and
Accumulated Depreciation
                                                              March 31, 1999

                                                  Subsequent
                              Initial             capitalized    Gross amount at
which
                           cost to company          Costs**    carried at close
of period
                           ---------------        -----------
--------------------------

                                      Buildings                        Buildings
Accum.    Con-   Acq-  Depre-
                 Encum-                 and im-   Improve-            and im-
Depre-     struct uired   ciation
Description      brances     Land     provements   ments      Land
provements   Total      ciation   Date   Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Bridgeview        770,228    12,000   1,012,110     15,535    12,000   1,027,645
1,039,645      456,901   5/88  8/88 5-27.5

Brookhollow
Manor, Ltd.       893,009    25,080   1,003,839    189,137    25,080   1,192,976
1,218,056      458,340   8/88 10/88 5-27.5

Carthage Court
Housing         1,274,664    18,000   1,568,266     61,725    18,000   1,629,991
1,647,991      636,565  10/88 12/88 5-27.5

Deer Crossing
Associates      1,179,722    73,102   1,565,336     32,574    73,102   1,597,910
1,671,012      434,922   4/89  4/89 5-27.5

East China
Township          896,023    52,039   1,140,464     18,404    52,039   1,158,868
1,210,907      500,958  11/88  8/88 5-27.5

East Ridge
Associates      1,249,521    70,000   1,602,988      7,638    70,000   1,610,626
1,680,626      583,696   9/88  8/88 5-27.5

Fairbanks Flats*      -0-    40,000     883,522   (883,522)b     -0-         -0-
-0-          -0-  12/88  7/88 5-27.5

Fredericktown
Associates        370,063    20,000     456,784     25,486    20,000     482,270
502,270      186,983   5/88  6/88 5-27.5

* No Financial Statement
                                                             - 20 -

                                             American Affordable Housing II
Limited Partnership
                                           Schedule III - Real Estate and
Accumulated Depreciation
                                                              March 31, 1999

                                                  Subsequent
                              Initial             capitalized    Gross amount at
which
                           cost to company          Costs**    carried at close
of period
                           ---------------        -----------
--------------------------

                                     Buildings
Buildings               Accum.    Con-  Acq-   Depre-
                Encum-                 and im-    Improve-            and im-
Depre-  struct  uired  ciation
Description     brances     Land     provements    ments     Land     provements
Total      ciation   Date    Date    Life
--------------------------------------------------------------------------------
---------------------------------------------
Garden City
Family Hsg.       382,840    14,775     483,300      4,000    14,775     487,300
502,075      163,263   6/88  6/88 5-35

Harbor Hill
Associates      1,217,492    65,132   1,443,798    158,119    65,132   1,601,917
1,667,049      555,036   2/89 11/88 5-27.5

Immokalee
RRH, Ltd.       1,316,810   107,000   1,573,636     17,690   107,000   1,591,326
1,698,326      490,538   3/88  5/88 5-27.5

Kersey Apts.    1,181,296    90,000   1,270,768    239,502    92,040   1,510,270
1,602,310      550,114  10/88 10/88 5-27.5

Kingsley Park
Associates      9,881,279   521,725  12,281,821    145,089   521,725  12,426,910
12,948,635    4,794,703  10/88  3/88 5-27.5

Lake Havasu
Invsmt. Grp.    1,424,641   176,845   1,595,306          0   176,845   1,595,306
1,772,151      485,002   4/88  3/88 5-50

Liberty Center,
Ltd.            1,116,473   198,000   2,480,840     12,339   198,000   2,493,179
2,691,179      641,850  10/88 12/88 5-27.5

Lovington
Housing Assoc.  1,092,506    30,000   1,464,954     74,578    30,000   1,539,532
1,569,532      384,835   2/89  2/89 5-27.5

                                             American Affordable Housing II
Limited Partnership
                                           Schedule III - Real Estate and
Accumulated Depreciation
                                                              March 31, 1999

                                                  Subsequent
                              Initial             capitalized    Gross amount at
which
                           cost to company          Costs**    carried at close
of period
                           ---------------        -----------
--------------------------

                                     Buildings                        Buildings
Accum.    Con-  Acq-   Depre-
                Encum-                 and im-    Improve-             and im-
Depre-   struct uired ciation
Description     brances     Land     provements    ments      Land    provements
Total        ciation   Date  Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Malone Housing
Redevelopment   1,479,298    64,900   1,788,215    100,096    64,900   1,888,311
1,953,211      705,444  11/88 12/88 5-27.5

Maple Tree
Associates      1,234,411    65,132   1,464,954    155,138    65,132   1,620,092
1,685,224      547,761   4/89  5/89 5-27.5

Marionville
Family Hsg.       193,582    19,825     230,104          0    19,825     230,104
249,929       69,578   5/88  6/88 5-35

Michelle Manor
Apartments        905,633   131,945   1,009,687    (14,586)a 131,945     995,101
1,127,046      267,444   9/88 10/88 5-50

Middleburg
Assoc. Ltd.     1,410,283   104,000   1,155,947    261,514   104,000   1,417,461
1,521,461      554,951   3/89 10/88 5-27.5

Nebraska City
Senior Hsg.       417,939    27,119     516,617          0    27,119     516,617
543,736      175,665   7/88  6/88 5-35

Nicollet Island
Historic Homes  1,097,120         0   1,875,059     81,255         0   1,956,314
1,956,314      607,628  12/88 11/88 7-27.5

Paige Hall Ltd. 2,253,150   633,666   2,544,140    706,485         0   3,250,625
3,250,625      970,911   4/89  3/89 7-27.5


                                                                 - 22 -
                                             American Affordable Housing II
Limited Partnership
                                           Schedule III - Real Estate and
Accumulated Depreciation
                                                              March 31, 1999

                                                  Subsequent
                              Initial             capitalized    Gross amount at
which
                           cost to company          Costs**    carried at close
of period
                           ---------------        -----------
--------------------------

                                     Buildings                         Buildings
Accum.    Con-   Acq-   Depre-
                Encum-                and im-    Improve-               and im-
Depre-   struct  uired ciation
Description     brances     Land     provements    ments      Land
provements   Total      ciation    Date   Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Perramond
Associates      1,179,613    88,813   1,487,597     91,391    28,000   1,578,988
1,606,988     430,871    4/89  4/89 7-27.5

Pine Knoll
Devpmt. Co.     1,357,555    45,000     803,220    770,338   199,301   1,573,558
1,772,859     583,595    5/89 10/88 5-27.5

Pine Ridge Ltd. 1,477,962   110,000   1,899,826     11,601   110,000   1,911,427
2,021,427     772,865    6/88  7/88 5-27.5

Pine Terrace
Ltd.            1,189,642    61,500   1,188,396    326,353    61,500   1,514,749
1,576,249     586,139    1/89 12/88 5/27.5

Plattevill
Apartments        544,014    45,000     659,035     62,144    46,301     721,179
767,480     273,556   10/88 10/88 5-27.5

Riverplace
Apts.           4,092,919   175,260   6,463,578    331,060   175,260   6,794,638
6,969,898   1,860,055    3/89  9/88 5-27.5

Sara Pepper
Associates        633,048    67,200     740,378     60,912    22,000     801,290
823,290     239,503   3/88  5/88  5-27.5


Shawmut Ave       636,373    69,325   1,145,503     60,576    69,325   1,206,079
1,275,404     383,545  12/88 11/88  5-34


                                             American Affordable Housing II
Limited Partnership
                                           Schedule III - Real Estate and
Accumulated Depreciation
                                                              March 31, 1999

                                                  Subsequent
                              Initial             capitalized    Gross amount at
which
                           cost to company          Costs**    carried at close
of period
                           ---------------        -----------
--------------------------

                                      Buildings                        Buildings
Accum.    Con-  Acq-   Depre-
                Encum-                 and im-    Improve-              and im-
Depre-   struct uired ciation
Description     brances     Land      provements   ments      Land
provements    Total       ciation    Date  Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Shelbyville FH,
Ltd.              609,780    13,000     736,830          0    13,000     736,830
749,830      218,805   7/88 10/88 5-27.5

Silver Pines
Associates      1,377,034   170,050   1,684,846     95,990    98,500   1,780,836
1,879,336      506,851   8/88  8/88 5-27.5

Springfield Ltd.1,436,215    66,000   1,864,463     30,670    66,000   1,895,133
1,961,133      775,710   3/88  5/88 5-27.5

Stokes Rowe
Ltd. Ptnrshp.   1,054,279     7,321   1,914,238      5,168     7,321   1,919,406
1,926,727      511,085   6/88  6/88 5-27.5

Suncrest, Ltd.    969,007    50,000   1,141,518      4,176    50,000   1,145,694
1,195,694      333,292   5/88 10/88 5-27.5

Village Chase of
Zephyrhills,
Ltd.            1,485,505   151,350     490,589  1,332,111   151,350   1,822,700
1,974,050      700,625   4/89 12/88 7-27.5

Village Walk of
Zephyrhills,
Ltd.            1,390,565   133,650     619,248  1,077,169   133,650   1,696,417
1,830,067      644,433   3/89 12/88 7-27.5




                                             American Affordable Housing II
Limited Partnership
                                           Schedule III - Real Estate and
Accumulated Depreciation
                                                              March 31, 1999

                                                  Subsequent
                              Initial             capitalized    Gross amount at
which
                           cost to company          Costs**    carried at close
of period
                           ---------------        -----------
--------------------------

                                     Buildings                        Buildings
Accum.    Con-   Acq-   Depre-
                Encum-                and im-    Improve-              and im-
Depre-  struct  uired ciation
Description     brances     Land     provements    ments      Land    provements
Total       ciation    Date   Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Warren
Properties,
Ltd.            1,396,347    70,000   1,648,427      9,720     70,000
1,658,147   1,728,147     503,396  10/88 10/88  5-27

Washington
Mews LP.          849,188    55,225   1,921,104    (91,279)    55,225
1,829,825   1,885,050     684,209  12/88  8/88  5-27.5

Wilder
Associates      1,209,588    62,947   1,519,472     77,237     62,947
1,596,709   1,659,656     545,653   1/89 11/88  5-27.5

Wildwood Villas 1,473,287   100,960   1,872,065      7,686    100,960
1,879,751   1,980,711     745,024   9/88  9/88  5-27.5
               ---------- ---------  ----------  ---------  ---------  ---------
-  ----------  ----------
               67,945,260 4,978,364  81,253,852  9,379,780  4,288,727
90,633,632  94,922,359  30,999,473
               ========== =========  ==========  =========  =========
==========  ==========  ==========

Since the Operating Partnerships maintain a calendar year end the information reported on this schedule is as of December 31, 1997.
a Decrease due to reallocation of acquistion costs.
b Decrease due to impairment.
**There were no carrying costs as of December 31, 1998. The column has been ommitted for presentation purposes


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
                                                                  -----------
Balance at close of period - 03/31/98............................$ 95,234,274
                                                                  ===========
                                         - 27 -
Notes to Schedule III-Continued
American Affordable Housing II Limited Partnership

Reconciliation of Land, Building & Improvements current year changes-Continued

Balance at close of period - 03/31/98............................$ 95,234,274

Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................
    Other............................................    (883,522)
                                                      -----------
                                                                 $   (883,522)
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/99............................$ 94,922,359
                                                                  ===========






























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

Balance at close of period -
3/31/97.................................$25,600,972


  Current year
expense.....................................$2,826,160

---------

Balance at close of period -
3/31/98.................................$28,427,132

  Current year
expense.....................................$2,572,341

---------

Balance at close of period -
3/31/99.................................$30,999,473

==========