Form 10-Q
period 1999-06-30
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 1999-08-19
CIK 815024

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended  June 30, 1999
                                     ------------------
                                              or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from           to
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

          AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
          --------------------------------------------------
                      QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTER ENDED June 30, 1999
               ------------------------------------------


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



 PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K

            Signatures

           American Affordable Housing II Limited Partnership

                                BALANCE SHEETS

                                    ASSETS

                                             June 30,
March 31,
1999            1999
                                             (Unaudited)
(Audited)
                                             -----------
----------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (note D)                     $2,480,702
$2,544,050

OTHER ASSETS
   Cash and cash equivalents                     18,229
9,857
   Notes receivable                              40,000
40,000
   Other assets                                   8,849
8,849
                                              ---------        --
-------

                                             $2,547,780
$2,602,756
                                              =========
=========     .

                                 LIABILITIES

Accounts payable affiliates                  $4,591,236
$4,482,468
Accounts payable                                  3,500
3,500
                                              ---------        -
--------
                                              4,594,736
4,485,968
                                              ---------        -
--------

PARTNERS' CAPITAL
   Limited Partners
     Units of limited partnership
     interest, $1,000 stated value per
     unit; issued and outstanding,
     26,501 units (note A)                   (1,796,581)
(1,634,474)

   General Partners                            (250,375)
(248,738)
                                              ---------        --
--------
                                             (2,046,956)
(1,883,212)
                                              ---------        --
--------

                                             $2,547,780
$2,602,756
                                              =========
=========



     The accompanying notes are an integral part of these statements.

                                       1

              American Affordable Housing II Limited Partnership

                           STATEMENTS OF OPERATIONS

                         Three Months Ended June 30,

                                 (Unaudited)

                                                  1999
1998
Income                                            ----
----
  Interest income                             $      51     $
83
  Other income                                    3,846
7,528
                                                 ------
------

                                                  3,897
7,611
                                                 ------
------

Share of loss from Operating
  Partnerships (note D)                         (62,067)
(96,066)
                                                 ------
------

Expenses
  Professional fees                                   -
-
  General and administrative expenses             7,396
17,194
  Asset management fees (note C)                 98,178
101,918
                                                -------
-------

                                                105,574
119,112
                                                -------
-------

  NET LOSS                                    $(163,744)
$(207,567)
                                               ========
========

Net loss allocated to general partners        $  (1,637)   $
(2,076)
                                               ========
========

Net loss allocated to limited partners        $(162,107)
$(205,491)
                                               ========
========

Net loss per unit of limited
  partnership interest                        $      (6)   $
(8)
                                               ========
========





       The accompanying notes are an integral part of these statements.


                                       2

           American Affordable Housing II Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                       Three Months Ended June 30, 1999

                                 (Unaudited)



                                Limited        General
                                Partners       Partners
Total
                                --------       --------
-----


Partners' capital (deficit),
    April 1, 1999            $(1,634,474)    $(248,738)
$(1,883,212)


Net loss                        (162,107)       (1,637)
(163,744)
                               ---------      --------    -------
---


Partners' capital (deficit),
   June 30, 1999             $(1,796,581)    $(250,375)
$(2,046,956)
                               =========      ========
==========



















       The accompanying notes are an integral part of these statements.

                                        3

              American Affordable Housing II Limited Partnership

                           STATEMENTS OF CASH FLOWS

                   Three Months Ended June 30,

                                 (Unaudited)

                                               1999         1998
                                               ----         ----
Cash flows from operating activities:
    Net loss                               $(163,744) $ (207,567)
    Adjustments
       Cash flow from Operating
         Partnerships                          1,280           -
       Share of loss of Operating
         Partnerships                         62,067      96,066
    Changes in assets and liabilities
       Decrease (Increase) in other
         assets
       Increase in accounts payable
         and accrued expenses                108,769     106,539
                                             -------     -------

         Net cash provided by (used in)
           operating activities                8,372      (4,962)
                                             -------     -------


         INCREASE (DECREASE) IN CASH           8,372      (4,962)

Cash and cash equivalents, beginning           9,857      12,456
                                             -------     -------

Cash and cash equivalents, ending           $ 18,229    $  7,494
                                              ======     =======





       The accompanying notes are an integral part of these statements.

                                        4
                American Affordable Housing II Limited
Partnership

                        NOTES TO FINANCIAL STATEMENTS
                           June 30, 1999
                              (Unaudited)

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

       The condensed financial statements included herein as of June 30, 1999 and for the three months then ended have been prepared by the
Registrant, without audit, pursuant to the rules and regulations of the
Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report Statement on Form 10-K.

       The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the fiscal year ending
March 31, 2000.

             American Affordable Housing II Limited Partnership
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              June 30, 1999
                                 (Unaudited)
NOTE C - RELATED PARTY TRANSACTIONS

       An annual asset management fee based on 0.5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued as payable to Boston Capital Asset Management Limited Partnership. The annual asset management fee accrued for the quarters ended June 30, 1999 and 1998 was $105,568 and $109,239, respectively.

       Affiliates of the General Partner have advanced $197,784 to the
Partnership to pay certain operating expenses of the Partnership, and make advances and/or loans to Operating Partnerships. This and any additional advances will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

       At June 30, 1999 and 1998, the Partnership had limited partnership equity interests in fifty and fifty-one Operating Partnerships, respectively, each of which owned an apartment complex. During the first quarter of 1999 the Partnership initiated the process to dispose of the Operating Partnership Fairbanks Flats Limited Partnership (Fairbanks Flats Apt). The disposition is reflected in the financial statements presented, although it is not expected to be complete until the third quarter of 1999. For further information regarding the disposition refer to the Results of Operations.

       Under the terms of the Partnership's investment in each Operating
Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments upon each Operating Partnership achieving specified levels of construction and/or operations. At June 30, 1999 and 1998, all such capital contributions had been paid to the Operating Partnerships.

       The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period.
Accordingly, the current financial results available for the Operating
Partnerships are for the three months ended March 31, 1999.

              American Affordable Housing II Limited Partnership
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              June 30, 1999
                                 (Unaudited)

                COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS-Continued

        The unaudited combined summarized statements of operations of the
Operating Partnerships for the three months ended March 31, 1999 and 1998
are as follows:

                                          1999             1998
 Revenues                                 ----             ----
  Rental income                      $ 2,462,301      $ 2,431,770
  Interest and other                      69,923          140,692
                                      ----------       ----------
                                       2,532,224        2,572,462
                                      ----------       ----------
Expenses
  Interest expense                       730,172          757,344
  Depreciation and amortization          705,929          710,097
  Operating expenses                   1,612,969        1,694,356
                                      ----------       ----------
                                       3,049,070        3,161,797
                                      ----------       ----------

          NET LOSS                   $  (516,846)     $
(589,335)
                                      ==========       ==========
Net loss allocated to American
  Affordable Housing II Limited
  Partnership                        $   (62,067)     $
(96,066)
                                      ==========       ==========
Net loss allocated to other partners $    (5,168)     $
(5,893)
                                      ==========       ==========
Net loss suspended                   $  (449,609)     $
(487,376)
                                      ==========       ==========

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

              American Affordable Housing II Limited Partnership

                              June 30, 1999

                                 (Unaudited)

NOTE E - TAXABLE LOSS

     The Partnership's taxable loss for the year ended December
31,
1999 is expected to differ from its loss for financial reporting purposes for the year ended March 31, 2000. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

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

     The Partnership is currently accruing the annual asset management fee.
Asset management fees accrued during the quarter ended June 30, 1999 were $105,568 and total asset management fees accrued as of June 30, 1999 were $4,380,257. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

     The Partnership has recognized other income as of June 30, 1999 in the amount of $3,846. The total represents distributions from Operating Partnerships for which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

     The Partnership has recorded $4,591,236 as payable to affiliates. This represents advances to pay certain third party operating expenses of the Partnership, make advances and/or loans to Operating Partnerships, and accrued overhead allocations. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or the proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.

     Cash flow and reporting fees will be added to the Partnership's working capital and will be available to meet future third party obligations of the Partnership. The
Partnership is currently pursuing, and will continue to aggressively pursue, available cash flow and reporting fees and anticipates that the amount collected will be sufficient to cover future third party operating expenses.


Capital Resources
-----------------

    The Partnership received $26,501,000 in subscriptions for Units (at
$1,000 per Unit) during the period February 2, 1988 to September
21, 1988
pursuant to the Public Offering, resulting in net proceeds available for investment in Operating Partnerships (after payment of acquisition fees and expenses and funding of a reserve) of $18,550,700. The Partnership had committed to investments requiring cash payments of $18,613,764, all of which had been paid at June 30, 1999. At June 30, 1999 the Partnership held working capital of $18,229.

Results of Operations
---------------------

     As of June 30, 1999 and 1998 the Partnership held limited partnership interests in 50 and 51 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

     As of June 30, 1999 and 1998 the Qualified Occupancy of the
Operating Partnership's was 99.88% and 99.5%, respectively.

     The Partnership had invested in a total of 50 and 51 Operating Partnerships as of June 30, 1999 and 1998, respectively. During the quarters ended June 30, 1999 and 1998, the Partnership received cash flow distributions from the Operating Limited Partnerships of $5,126 and $4,028, respectively. Reporting fees received as of the quarters ended June 30, 1999 and 1998 were $7,390 and $3,650, respectively. No significant distributions of cash flow or reporting fees from the Operating Partnerships are anticipated due to the restrictions on rents, which apply to low-income apartment complexes such as those invested in by the Partnership.

     The Partnership incurred an annual asset management fee to Boston
Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual asset management fee incurred, net of reporting fees received, during the quarters ended June 30, 1999 and 1998 was $98,178 and $101,918 respectively.

     During the quarter ended June 30, 1999, the Partnership incurred the cost of the 1998 audit and tax return for Rouse Stokes Rowe Housing Associates, L.P. (Stokes Rowe), and is reflected in General and administrative expenses. Historically, the financial of Stokes Rowe have been prepared assuming that the Operating Partnership will continue as a going concern. Both of the Operating Partnership's mortgages are in technical default for non-payment and as such the entire balance has been classified as a current liability. (The first permanent loan is payable to the stockholder of Southwark Realty, an affiliate of the Operating General Partners).

Despite high occupancy, the property suffers from cash flow deficits related to excessive operating expenses. The Investment General Partner continues to explore different options to cure the cash flow deficits. A site visit to the property completed in October, 1998 confirmed that the property was in good physical condition and that the leasing/management staff was performing well. During that inspection, concerns about the property's
Section 42 documentation were noted. These concerns will be discussed with the Operating General Partner.

     Lovington Housing Associates, L.P. (Southview Place Apartments) was suffering operational difficulties. A review by the Investment General Partner revealed that the Operating General Partner was not properly managing the property. As a result the Operating General Partner was replaced by Western States Housing. Operations at the property have improved significantly since Western States Housing, an affiliate of the property's management company, became the general partner of the property. The property experienced a downturn in occupancy during the past two quarters as the local economy and tenant population was adversely impacted by the decline of local oil production. The management company has indicated that these economic conditions have improved and that occupancy is improving. Although the replacement reserve account is under funded, the property remains in compliance with a workout plan to cure the deficit. At this time, the Operating General Partner is evaluating options to finance the completion of deferred maintenance issues.

     As a result of continued poor occupancy at the property, the Operating Partnership, Fairbanks Flats Limited Partnership (Fairbanks Flats Apartments) continues to incur operational cash flow deficits. The continued deficits have raised a substantial doubt about the property continuing as a going concern. In an effort to address the deficits the Investment General Partner has attempted to work with the first mortgage holder to get more favorable terms, but to no avail. As a result of ongoing operating deficits and the first mortgage holder's unwillingness to work with the Investment General Partner, the Investment General Partner has determined that a deed in lieu of foreclosure transfer is the most likely resolution. Assuming the bank does not change its position, a transfer of ownership of the apartment complex from the Operating Partnership to the first mortgage holder is likely to occur during the third quarter of 1999. As a result, in 1999 the partnership will face recapture of a portion of the credits previously taken. The Investment General Partner estimates for the tax year 1999 there will be a recapture of credits previously taken and a loss of 1999 credits resulting in a decrease in overall credit yield for 1999 of between .5% - 1%. There is no estimated change for the overall credit yield for the tax year 2000. Actual results will not be determined until all 1999 tax returns are completed.

Year 2000 Compliance
--------------------

     As Previously stated in the Partnership's 10-K, Boston Capital and its management have reviewed the potential computer problems that may arise from the century date change known as the "Year 2000" or "Y2K" problem. We are currently in the process of taking the necessary precautions to minimize any disruptions.
The majority of Boston Capital's systems are "Y2K" Compliant. For all remaining systems we are working the vendors to make the necessary upgrades and replacements. Boston Capital has no reason to believe that any of its systems will not be fully compliant before the year 2000 and is committed to ensuring that the "Y2K" issue will have no impact on our investors.

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



                                American Affordable Housing II
                                Limited Partnership



                           By:  Boston Capital Associates Limited
                                Partnership



                           By:  C&M Associates, d/b/a
                                Boston Capital Associates,



Date: August 10, 1999      By:     /s/ John P. Manning
                                   ---------------------------
                                   John P. Manning, Partner