Form 10-Q
period 1999-12-31
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 2000-02-22
CIK 815024

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended  December 31, 1999
                                     ------------------
                                              or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from           to
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


          AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
          --------------------------------------------------
                      QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTER ENDED DECEMBER 31, 1999
               ------------------------------------------


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



 PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K

            Signatures


           American Affordable Housing II Limited Partnership

                                BALANCE SHEETS

                                    ASSETS

                                             December 31,   March 31,
                                               1999          1999
                                             (Unaudited)    (Audited)
                                             -----------    ----------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (note D)                     $2,396,424       $2,544,050

OTHER ASSETS
   Cash and cash equivalents                      7,943            9,857
   Notes receivable                              40,000           40,000
   Other assets                                   8,849            8,849
                                              ---------        ---------

                                             $2,453,216       $2,602,756
                                              =========        =========     .

                                 LIABILITIES

Accounts payable affiliates                  $4,837,894       $4,482,468
Accounts payable                                  3,500            3,500
                                              ---------        ---------
                                              4,841,394        4,485,968
                                              ---------        ---------

PARTNERS' CAPITAL
   Limited Partners
     Units of limited partnership
     interest, $1,000 stated value per
     unit; issued and outstanding,
     26,501 units (note A)                   (2,134,390)      (1,634,474)

   General Partners                            (253,788)        (248,738)
                                              ---------        ---------
                                             (2,388,178)      (1,883,212)
                                              ---------        ---------

                                             $2,453,216       $2,602,756
                                              =========        =========



     The accompanying notes are an integral part of these statements.

                                       1


              American Affordable Housing II Limited Partnership

                           STATEMENTS OF OPERATIONS

                         Three Months Ended December 31,

                                 (Unaudited)

                                                  1999         1998
Income                                            ----         ----
  Interest income                             $      57     $     38
  Other income                                    1,636            -
                                                 ------       ------

                                                  1,693           38
                                                 ------       ------

Share of loss from Operating
  Partnerships (note D)                         (37,893)     (69,698)
                                                 ------       ------

Expenses
  Professional fees                               1,642        1,529
  General and administrative expenses             8,517        2,851
  Asset management fees (note C)                108,465      108,346
                                                -------      -------

                                                118,624      112,725
                                                -------      -------

  NET LOSS                                    $(154,824)   $(182,386)
                                               ========     ========

Net loss allocated to general partners        $  (1,548)   $  (1,824)
                                               ========     ========

Net loss allocated to limited partners        $(153,276)   $(180,562)
                                               ========     ========

Net loss per unit of limited
  partnership interest                        $      (6)   $      (7)
                                               ========     ========





       The accompanying notes are an integral part of these statements.


                                       2

American Affordable Housing II Limited Partnership

                           STATEMENTS OF OPERATIONS

                         Nine Months Ended December 31,

                                 (Unaudited)

                                                  1999         1998
Income                                            ----         ----
  Interest income                             $     186     $    187
  Other income                                    5,482        7,528
                                                -------       ------

                                                  5,668        7,715
                                                -------      -------

Share of loss from Operating
  Partnerships (note D)                        (146,345)    (221,178)
                                               --------     --------

Expenses
  Professional fees                              28,642       43,001
  General and administrative expenses            18,540       12,830
  Asset management fees (note C)                317,107      317,648
                                               --------     --------

                                                364,289      373,479
                                               --------     --------

  NET LOSS                                    $(504,966)   $(586,942)
                                               ========     ========

Net loss allocated to general partners        $  (5,050)   $  (5,869)
                                               ========     ========

Net loss allocated to limited partners        $(499,916)   $(581,073)
                                               ========     ========

Net loss per unit of limited
  partnership interest                        $     (19)   $     (22)
                                               ========     ========





       The accompanying notes are an integral part of these statements.




 American Affordable Housing II Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                       Nine Months Ended December 31, 1999

                                 (Unaudited)



                                Limited        General
                                Partners       Partners      Total
                                --------       --------      -----


Partners' capital (deficit),
    April 1, 1999            $(1,634,474)    $(248,738)  $(1,883,212)


Net loss                        (499,916)       (5,050)     (504,966)
                               ---------      --------    ----------


Partners' capital (deficit),
December 31, 1999            $(2,134,390)    $(253,788)  $(2,388,178)
                               =========       =======     =========



















       The accompanying notes are an integral part of these statements.




              American Affordable Housing II Limited Partnership

                           STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

                                 (Unaudited)

                                               1999         1998
                                               ----         ----
Cash flows from operating activities:
    Net loss                               $(504,966)  $(586,942)
    Adjustments
       Cash flow from Operating
         Partnerships                          1,281         141
       Share of loss of Operating
         Partnerships                        146,345     221,178
    Changes in assets and liabilities
       Decrease (Increase) in other
         assets                                    -      (1,000)
       Increase in accounts payable
         and accrued expenses                355,426     359,962
                                             -------     -------

         Net cash provided by (used in)
           operating activities               (1,914)     (6,661)
                                             -------     -------


         INCREASE (DECREASE) IN CASH          (1,914)     (6,661)

Cash and cash equivalents, beginning           9,857      12,456
                                             -------     -------

Cash and cash equivalents, ending           $  7,943    $  5,795
                                              ======     =======





       The accompanying notes are an integral part of these statements.

                                        5

                American Affordable Housing II Limited Partnership

                        NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999
                              (Unaudited)

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

       The condensed financial statements included herein as of December 31, 1999 and for the three and nine months then ended have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report Statement on Form 10-K.

       The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the fiscal year ending March 31, 2000.



             American Affordable Housing II Limited Partnership
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              December 31, 1999
                                 (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

       An annual asset management fee based on 0.5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued as payable to Boston Capital Asset Management Limited Partnership. The annual asset management fee accrued for the quarters ended December 31, 1999 and 1998 was $110,465 for both years.

       Affiliates of the General Partner have advanced $222,784 to the Partnership to pay certain operating expenses of the Partnership, and make advances and/or loans to Operating Partnerships. This and any additional advances will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

	 The Partnership has also accrued certain affiliate administrative expenses, including but not limited to travel, printing, salaries, postage, and overhead allocations, totaling $13,924.


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

       At December 31, 1999 and 1998, the Partnership had limited partnership equity interests in fifty Operating Partnerships, respectively, each of which owned an apartment complex. During the first quarter of 1999 the Partnership initiated the process to dispose of the Operating Partnership Fairbanks Flats Limited Partnership (Fairbanks Flats Apt). The disposition is reflected in the financial statements presented, As the property was foreclosed in the third quarter. For further information regarding the disposition refer to the Results of Operations.

       Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments upon each Operating Partnership achieving specified levels of construction and/or operations. At December 31, 1999 and 1998, all such capital contributions had been paid to the Operating Partnerships.

       The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 1999.




              American Affordable Housing II Limited Partnership
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              December 31, 1999
                                 (Unaudited)

                COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS-Continued

        The unaudited combined summarized statements of operations of the Operating Partnerships for the nine months ended September 30, 1999 and 1998 are as follows:

                                          1999             1998
 Revenues                                 ----             ----
  Rental income                      $ 7,306,032      $ 7,328,123
  Interest and other                     242,748          345,999
                                      ----------       ----------
                                       7,548,780        7,674,122
                                      ----------       ----------
Expenses
  Interest expense                     2,149,780        2,274,116
  Depreciation and amortization        2,173,154        2,139,060
  Operating expenses                   4,644,792        4,770,697
                                      ----------       ----------
                                       8,967,726        9,183,873
                                      ----------       ----------

          NET LOSS                   $(1,418,946)     $(1,509,751)
                                      ==========       ==========
Net loss allocated to American
  Affordable Housing II Limited
  Partnership                        $  (146,345)     $  (221,178)
                                      ==========       ==========
Net loss allocated to other partners $   (14,189)     $   (15,098)
                                      ==========       ==========
Net loss suspended                   $(1,258,412)     $(1,273,475)
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

                              December 31, 1999

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

    	The Partnership is currently accruing the annual asset management fee. Asset management fees accrued during the quarter ended December 31, 1999 were $110,465 and total asset management fees accrued as of December 31, 1999 were $4,601,186. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

    	The Partnership has recognized other income as of December 31, 1999 in the amount of $5,482. The total represents distributions from Operating Partnerships which the Partnership normally would record as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

    	The Partnership has recorded $4,837,894 as payable to affiliates. This represents advances to pay certain third party operating expenses of the Partnership, advances and/or loans to Operating Partnerships, accrued partnership management fees, and accrued overhead allocations. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or the proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.

    	Cash flow and reporting fees will be added to the Partnership's working capital and will be available to meet future third party obligations of the Partnership. The Partnership is currently pursuing, and will continue to aggressively pursue, available cash flow and reporting fees and anticipates that the amount collected will be sufficient to cover future third party operating expenses.


Capital Resources
-----------------

    The Partnership received $26,501,000 in subscriptions for Units (at $1,000 per Unit) during the period February 2, 1988 to September 21, 1988 pursuant to the Public Offering, resulting in net proceeds available for investment in Operating Partnerships (after payment of acquisition fees and expenses and funding of a reserve) of $18,550,700. The Partnership had committed to investments requiring cash payments of $18,613,764, all of which had been paid at December 31, 1999. At December 31, 1999 the Partnership held working capital of $7,943.

                                      1

Results of Operations
---------------------

    	As of December 31, 1999 and 1998 the Partnership held limited partnership interests in 50 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

    	As of December 31, 1999 and 1998 the Qualified Occupancy of the Operating Partnership's was 99.8% and 99.5%, respectively. The Partnership had a total of 50 properties at December 31, 1999 of which 47 were at 100% Qualified Occupancy.

The Partnership had invested in a total of 50 Operating Partnerships as of December 31, 1999 and 1998. During the quarters ended December 31, 1999 the Partnership received $2,000 in reporting fees from the Operating Partnerships, but did not receive any cash flow. During the quarter ended December 31, 1998 the Partnership received $2,119 and $141, respectively in reporting fees and cash flow from the Operating Partnerships.

    	The Partnership incurred an annual asset management fee to Boston Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual asset management fee incurred, net of reporting fees received, during the quarters ended December 31, 1999 and 1998 was $108,465 and $107,385, respectively.
    	Historically, the audited financial statements of Rouse Stokes Rowe Housing Associates, L.P. have been prepared assuming that the Operating Partnership will continue as a going concern. Despite high occupancy, the property suffers from cash flow deficits related to excessive operating expenses. As a result, both of the Operating Partnership's mortgages are in technical default for non-payment and as such the entire balance has been classified as a current liability. (The first permanent loan is payable to



                              11

the stockholder of Southwark Realty, an affiliate of the Operating General Partners).
In addition, the Investment General Partner has hired a third party consultant to review the current status of the property's files and develop an action plan to cure any deficiencies. This inspection is anticipated to occur in March , 2000.

	Occupancy at Lovington Housing Associates, L.P. (Southview Place Apartments) has experienced a downturn in during the past three quarters.
The local economy and tenant population were adversely impacted by the decline of local oil production. The management company has indicated that these economic conditions should improve in the near future. Western States Housing was unsuccessful in obtaining financing for deferred maintenance items which primarily consist of interior and exterior painting. As such, the completion of these items will be funded through the replacement reserve account. However, as the replacement reserve account is under funded, completion of these items has been delayed. (Although the replacement reserve account is under funded, the property remains in compliance with a workout plan to cure the deficit.) A site visit performed by a third party consultant in November, 1999 confirmed the existence of these deferred maintenance items.

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


	In May 1999, the General Partner of the Investment Limited Partnership received a copy of a Notice of Acceleration and Demand for Payment, filed by the United States Department of Agriculture (USDA) for East Ridge Associates Limited Partnership (East Ridge Estates).








12


 The General Partner of the Operating Partnership filed an appeal with the National Appeals in November 1999, but has not received an appeal decision to date. The partnership currently suffers from ongoing operating deficits, a delinquent mortgage, under funded reserves, and low occupancy. The General Partner of the Operating Partnership is currently working with Maine Rural Development to develop a strategy to address the current problematic areas.


	East Ridge projected average occupancy for 1999 was 78%. Low occupancy at the project has resulted from the expiration of a rental assistance contract with Maine State Housing Authority. A recent management agent change was approved by Maine Rural Development which should address the low occupancy at the property.






































1


Year 2000 Compliance
--------------------

	As Previously stated in the Partnership's 10-K, Boston Capital and its management have reviewed the potential computer problems that may arise from the century date change known as the "Year 2000" or "Y2K" problem. We are happy to announce that we did not experience any computer-related problems as a result of this date change and therefore, there was no impact on our investors.






































1


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






                                      1


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



                                American Affordable Housing II
                                Limited Partnership



                           By:  Boston Capital Associates Limited
                                Partnership



                           By:  C&M Associates, d/b/a
                                Boston Capital Associates,



Date: February 18, 2000    By:
                                   ---------------------------
                                   John P. Manning, Partner























                                       16