Form 10-K405
period 2000-03-31
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 2000-07-13
CIK 815024

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                               FORM 10-K


[x] Annual report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the fiscal year ended March 31, 2000 or
                          --------------

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


              DOCUMENTS INCORPORATED BY REFERENCE





The following documents of the Registrant are incorporated by reference:

     Form 10-K
       Parts                  Documents
     ---------                ---------
     Parts III and IV         Prospectus of the registrant dated
                              September 22, 1988, as supplemented



            AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
                  (a Massachusetts limited partnership)

                FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED
                               March 31,2000

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

    The offering of Class A Limited Partner interests (the
"Units") in the
Partnership (the "Public Offering") began on February 2, 1988 and was
concluded on September 21, 1988.  Investors purchasing 26,501
Units
contributed $26,501,000 to the Partnership.  The Partnership held interests in
49 Operating Partnerships at March 31, 2000.  See Item 2.
                                    1


Item 2.     Properties

    As of its fiscal year ending March 31, 2000, the Partnership held Limited
Partnership interests in the Operating Partnerships described below. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each
Apartment Complex which initially complied with the Minimum
Set-Aside Test
(i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating
Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General
Partners believe that there is adequate casualty insurance on the properties.

    Please refer to Item 7. "Management's Discussion and Analysis of Financial
Condition and Results of Operations" for a more detailed discussion of operational difficulties experienced by certain of the Operating
Partnerships.

































            American Affordable Housing II Limited Partnership

                     PROPERTY PROFILES AS OF March 31, 2000


     Mortgage
                                   Balance     Construc-
Qualified Capital
                                    As of        tion
Occupancy Contrib-
Property Name    Location    Units 12/31/99    Completion
3/31/00    uted
----------------------------------------------------------------
-------------

Anacapa          Lake Havasu,
Apartments         AZ         40   $1,419,469    4/88
100%   $348,915

Anthony Garden   Green Valley,
Apartments         AZ        100    3,854,588    3/89
100%    751,267

Blairview        Blairsville, 42
Apartments         PA               1,424,846   12/88
100%    308,388

Bloomfield       Bloomfield,
Apartments         MO         16      366,824    6/88
100%     62,878

Boardman Lake    Travers City,
II Apartments      MI         32      974,163    5/89
100%    202,700

Bowdoinham       Bowdoinham,
Estates            ME         25    1,272,298    5/89
100%    308,824

Brookhollow      Brookshire,
Apartments         TX         48      890,626    8/88
100%    160,000

Center Way       Shelbyville,
Apartments         TN         20      608,328    7/88
100%    136,620

Carthage         Carthage,
Court              NY         32    1,271,232   10/88
100%    270,000

Casa             Belen,
Valencia           NM         39    1,478,517   12/88
100%    303,000

Cedar Forest     Brewton,
Apartments         AL         33      948,495    6/88
100%    219,696

Charters Cove    St. Ignace,
Apartments         MI         24      768,089    5/88
100%    166,200

Deer Crossing    Farmington,
Apartments         ME         24    1,176,665    4/89
100%    312,920

                American Affordable Housing II Limited
Partnership

                     PROPERTY PROFILES AS OF March 31, 2000

Continued
---------
Mortgage
                                   Balance     Construc-
Qualified Capital
                                    As of        tion
Occupancy Contrib-
Property Name    Location    Units 12/31/99    Completion
3/31/00    uted
-----------------------------------------------------------------
-------------

East Ridge         Southwest Harbor,
Estates              ME      25     $1,245,805     9/88
100%    $294,771

Fredericktown      Fredericktown,
Apartments II        MO      16        368,954     5/88
100%      79,670

Harbor Hill        Bar Harbor,
Estates              ME      25      1,214,289     2/89
100%     325,500

Harbour Oaks       East China,
Apartments           MI      32        893,956    11/88
100%     191,500

Harvest View       Garden City,
                     MO      16        381,709     6/88
100%      86,785

Kersey          Kersey,
Apartments           CO      32      1,200,725    10/88
100%     226,000

Kingsley Park      Essex,
Apartments           MD     312      9,817,656    10/88
100%   1,750,000

Liberty Center     Jacksonville,
                     FL     109      1,075,830    10/88
100%   1,014,770

Malone Senior      Malone,
Housing              NY      40      1,475,345    11/88
98%     309,000

Maple Tree         Mapleton,
Estates              ME      25      1,231,242     4/89
100%     325,500

Michelle Manor     Green Valley,
Apartments           AZ      24        903,157     9/88
100%     174,264

Middleburg Bluffs  Middleburg,
                     FL      45      1,407,240     3/89
100%     375,283


               American Affordable Housing II Limited Partnership

                     PROPERTY PROFILES AS OF March 31, 2000

Continued
---------                          Mortgage
                                   Balance      Construc-
Qualified Capital
                                    As of         tion
Occupancy Contrib-
Property Name    Location    Units 12/31/99   Completion
3/31/00     uted
-----------------------------------------------------------------
-------------

Nicollete       Minneapolis,
Island Homes       MN        22    $1,080,431     12/88     100%
$713,000

Paige Hall       Minneapolis,
Apartments         MN        69     2,253,150      4/89     100%
472,336

Partridge        McMinnville,
Meadows            TN        48     1,393,074     10/88      98%
296,461

Perramond        Madawaska,
Estates            ME        25     1,176,556      4/89     100%
287,000

Pine Knoll       Smithfield,
Manor              NC        33     1,354,572      5/89     100%
309,450

Pine Ridge       Port St. Joe,
Apartments         FL        50     1,473,827      6/88     100%
384,180

Pine Terrace     Callahan,
Apts. Phase III    FL        40     1,186,921      1/89     100%
309,500

Platteville      Platteville,
Apartments         CO        16       542,730     10/88     100%
120,000

River Place      Holyoke,
Apartments         MA       100     4,028,429      3/89     100%
1,824,000

Sara Pepper      Dixfield,
Place              ME        12       631,235      3/88     100%
171,189

Silver Pines     Fryburg,
Apartments         ME        25     1,373,754      8/88     100%
351,547

South Estates    Nebraska City,
                   NE        15       416,760      7/88     100%
85,911

South View III  Marionville,
                   MO         8       193,010      5/88     100%
42,100



               American Affordable Housing II Limited Partnership

                     PROPERTY PROFILES AS OF March 31, 2000

Continued
---------                          Mortgage
                                   Balance      Construc-
Qualified Capital
                                    As of         tion
Occupancy Contrib-
Property Name    Location    Units 12/31/99    Completion
3/31/00    uted
-----------------------------------------------------------------
-------------

Southview Place  Lovington,
Apts               NM        48   $1,085,725     2/89       100%
$245,602

Spring Hollow    Springfield,
Apartments         GA        52    1,432,134     3/88       100%
321,860

Stokes Rowe      Philadelphia,
                   PA        16    1,054,279     6/88       100%
673,000

Story Hill       Washburn,
Estates            ME        24    1,206,579     1/89       100%
322,425

Suncrest         Newport,
Apartments         TN        32      966,275     5/88        97%
210,960

Lodging House at Boston,
300 Shamut Ave.,   MA        15      632,191    12/88       100%
508,000
The

Village Chase    Zephyrhills,
Apts               FL        48    1,482,188     4/89       100%
386,368

Village Walk     Zephyrhills,
Apartments         FL        43    1,387,435     3/89       100%
362,500

Washington Mews  Dorchester,
                   MA        20      818,712    12/88       100%
510,000

Wildwood         Statesboro,
Villas II          GA        58    1,469,259     9/88       100%
369,260

Willowbrook      Immokalee,
Place              FL        41    1,313,544     3/88       100%
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

       As of March 31, 2000, the Partnership had 2,370 registered holders of an aggregate of 26,501 Units.

       The Partnership made no distributions to its Limited
Partners from
Operating Partnership cash flow from its inception on May 13, 1987 through
March 31, 2000. Because the Partnership invested in Operating Partnerships owning apartment complexes which receive government assistance, the cash distributions which may be made by the Operating Partnerships are often restricted. The Partnership does not anticipate that it will provide significant cash distributions to its Limited Partners in circumstances other than refinancing or sale of apartment complexes by the Operating Partnerships.
































Item 6.     Selected Financial Data

       The information set forth below presents selected financial data of the
Partnership for each of the years in the five year period ended
March 31,
2000. Additional detailed financial information is set forth in the audited financial statements listed in Item 14 hereof.

                     March 31,  March 31,   March 31,    March
31,   March 31,
                       2000       1999        1998         1997
1996
                     --------   --------    --------     --------
--------


Operations
----------

Interest Income    $    1,604 $      203 $       331  $       743
$       783
Other Income            7,070      7,894       6,355        1,470
- Share of Losses
  from Operating
  Partnerships       (373,152)  (418,312)   (383,653)
(795,677) (1,047,309)
Operating Expenses   (470,987)  (483,891)   (478,740)
(477,380)   (516,882)                     ---------  ---------  -
---------   ----------  ----------
Net Loss           $ (835,465)$ (894,106)$  (855,707)
$(1,270,844)$(1,563,408)
                    =========  =========  ==========   ==========
==========


Net Loss per Unit of
  Limited Partnership
  Interest         $   (31.21)$  (33.40) $    (31.97) $
(47.48)$    (58.40)                     ========= =========
===========   ==========  ==========


                     March 31,  March 31,   March 31,    March
31,   March 31,
Balance Sheet          2000      1999         1998         1997
1996  -------------        --------   --------    --------
--------    --------
Total Assets      $ 2,230,488 $2,602,756 $ 3,022,949  $ 3,409,282
$ 4,274,839
                    ========= ==========  ==========   ==========
==========
Total Liabilities $ 4,949,165 $4,485,968 $ 4,012,055  $ 3,542,681
$ 3,137,394
                    ========= ==========  ==========   ==========
==========

Partners' Equity  $(2,718,677)$(1,883,212)$ (989,106) $ (133,399)
$ 1,137,445
  (Deficit)         ========= ==========  ==========   ==========
==========


Other Data
----------
Credit Per BAC*   $     6.69  $   103.96 $    129.93  $    130.05
$    114.28
                    ========   =========  ==========   ==========
==========
* The credit per BAC data is reported for the calendar year which ends in the third quarter of the related fiscal year.

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Liquidity
---------
    The Partnership's primary source of funds was the proceeds of its Public
Offering.  Other sources of liquidity have included (i) interest earned on
capital contributions held pending investment or held for working capital
reserves and (ii) cash distributions, if any, from operations of the Operating
Partnerships in which the Partnership has invested.  Both of these sources of
liquidity are available to meet the obligations of the
Partnership.  The
Partnership is currently accruing the annual asset management fees.  Asset
management fees accrued during the year ended March 31, 2000 were
$436,961
and total asset management fees accrued as of March 31, 2000 were $4,711,651.
Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sale or refinancing proceeds from Operating
Partnerships, and at that time proceeds from such sales or refinancing would be used to satisfy such liabilities.

    Affiliates of the General Partners have advanced $182,784 to the
Partnership to pay certain operating expenses. This and any additional advances will be repaid, without interest, from available cash flow, reporting fees or the proceeds of sales or refinancing of the Partnership's interests in
Operating Partnerships. Cash flow and reporting fees will be added to the Partnership's Working Capital and will be available to meet future third party obligations of the Partnership. The Partnership is currently pursing, and will continue to aggressively pursue, available cash flow and reporting fees. No significant distributions of cash flow from the Operating Partnerships are anticipated on a long term or short term basis due to the restrictions on rents which apply to low-income apartment complexes.

    During 1995 an affiliate of the General Partners funded
$100,375,
interest free, to the Partnership so that it could make a $100,375 loan to the
Operating Partnership Washington Mews.  The loan enabled the
Operating
Partnership to refinance its mortgage at a more favorable rate, and will be repaid by the Operating Partnership with surplus cash from operations. As repayments are received from Washington Mews, they will be used to repay the funding, free of interest, from the General Partners' affiliate. As of March 31, 2000 Washington Mews has paid the Partnership $60,375. This has been repaid to the affiliate leaving a balance of $40,000 as of March 31, 2000.

Capital Resources
-----------------
    The Partnership received $26,501,000 in subscriptions for Units (at $1,000 per Unit) during the period February 2, 1988 to September 21, 1988 pursuant to the Public Offering, resulting in net proceeds available for investment in
Operating Partnerships (after payment of acquisition fees and expenses and funding of a reserve) of approximately $18,550,700.  As of March
31, 2000, the
Partnership had committed to investments requiring cash payments of
$18,613,793, all of which has been paid. At March 31, 2000, the Partnership held working capital of $12,021. Since the Partnership has completed funding of all investments, it anticipates that there should be no significant need for capital resources in the future.

Results of Operations
---------------------
     The Partnership was formed with the investment objectives set forth above under Item 1. The Partnership incurs an annual asset management fee to Boston Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships. The annual asset management fee incurred for the fiscal years ended March 31, 2000 and 1999 was $423,001 and
$420,831, respectively. Because the Partnership is not expected to receive any significant cash flow from the Operating Partnerships in subsequent years, the annual asset management fee is currently being deferred and is expected to be paid from the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

    The Partnership expects that all of its cash receipts will be used to pay third party operating expenses. The Partnership had interest income of $1,604 and $203 in the fiscal years ended March 31, 2000 and 1999, respectively. During the fiscal years ended March 31, 2000 and 1999, the Partnership received $8,350 and $4,676, respectively, in distributions of cash flow and $13,960 and $16,130,respectively, of reporting fees from the Operating Partnerships. Of the total cash flow received in the fiscal years ended March 31, 2000 and 1999,$7,070 and $ 4,394, respectively, was recorded as miscellaneous income instead of as a decrease in Investments in Operating Limited Partnerships, due to the equity method of accounting. No other significant sources of income are anticipated.

    As of March 31, 2000 and 1999 the Partnership held limited partnership interests in 49 and 50 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy". Each of the Operating
Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General
Partners believe that there is adequate casualty insurance on the properties.

    As of March 31, 2000 and 1999 the Qualified Occupancy for the
Partnership was 99.8%. The Partnership had a total of 49 properties at March 31,2000, of which 46 were at 100% qualified occupancy.

                              11
    For the years ended December 31, 1999 and 1998 the Operating
Partnerships
reflected a net income of $483,315 and $765,577, respectively, when adjusted for depreciation which is a non-cash item.

     For the tax year ended December 31, 1999 and 1998 the Partnership generated $2,414,733 and $2,954,474, respectively, in passive income tax losses that were passed through to the investors and also provided $7 and $104, respectively, in tax credits per BAC to the investors. The Operating Partnerships were allocated tax credits for 10 years. Based on each Operating Partnership's lease-up, the total credits could be spread over as many as 13 years. In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year. The decrease in credits provided for the year 1999 mainly resulted from the fact that a large number of the Operating Partnerships were in their next to last or final year of credit in 1999. The decrease was also due in part to the recapture of a portion of the credits provided by Fairbanks Flats Limited Partnership (Fairbanks Flats Apartments) in prior tax years. As previously reported in the Investment Partnership's 10-Q, Fairbanks Flats was foreclosed on in the third quarter of 1999. The decrease in tax credits generated per BAC is expected to continue into calendar year 2000, as the rest of the Operating Partnerships complete their respective credit periods.

     Historically, the financial statements of Rouse Stokes Rowe Housing Associates, L.P. have been prepared assuming that the Operating Partnership will continue as a going concern. Despite high occupancy, the property suffers from cash flow deficits related to excessive operating expenses. As a result, both of the Operating Partnership's mortgages are in technical default for non-payment and as such the entire balance has been classified as a current liability. (The first permanent loan is payable to the stockholder of Southwark Realty, an affiliate of the Operating General Partners). To date, efforts to reduce operating expenses have not been successful. Due to its small size, the property has been unable to take advantage of efficiencies of scale, which might lower expenses and improve operations. In May 2000, a third party consultant hired by the Investment General Partner conducted a site visit and tenant file review at the property. The findings included recommendations for tax credit training for the management company and consultation with the local housing authority aimed at improving the contents of the tenant files. The Investment General Partner intends to work with the Operating General Partner and third party consultant to implement the recommendations contained in the site visit report.

     Occupancy at Lovington Housing Associates, L.P. (Southview Place Apartments) has experienced a downturn during the past four quarters. The local economy and tenant population were adversely impacted by the decline of local oil production. The management company has indicated that any improvements in the property is contingent on the recovery of the local economy. Western States Housing was unsuccessful in obtaining financing for deferred maintenance items which primarily consist of interior and exterior painting. As such, the completion of these items will be funded through the replacement reserve account and operating cash as it becomes available. Although the replacement reserve account is under funded, the property remains in compliance with a workout plan to cure the deficit. A site visit performed by a third party consultant in November, 1999 confirmed the existence of these deferred maintenance items.
                              12

     In May 1999, the General Partner of the Investment Limited Partnership received a copy of a Notice of Acceleration and Demand for Payment, filed by the United States Department of Agriculture (USDA) for East Ridge Associates Limited Partnership (East Ridge Estates). The General Partner of the Operating Partnership filed an appeal with the National Appeals in November 1999 and the decision to accelerate the mortgage was upheld by the USDA National Appeals Division on January 31,2000. The partnership continues to suffer from ongoing operating deficits, a delinquent mortgage, under funded reserves, and low occupancy. The General Partner of the Operating Partnership is currently working with Maine Rural Development to develop a strategy to address the current problematic areas. The Operating Partnership's average physical occupancy for 1999 was 78% and for the first quarter of 2000 was 83%. The Low occupancy at the project has resulted from the expiration of a rental assistance contract with Maine State Housing Authority. The Operating General Partner's most recent work out plan is on hold pending the final approval of the management company, which is affiliated with the Operating General Partner. The Investment General Partner will continue to monitor the negotiations between the Operating General Partner and Maine Rural Development.
































                         13
Recent Accounting Statements Not Yet Adopted
--------------------------------------------

   In December 1999, the Financial Accounting Standards Board
(FASB) issued SFAS No. 136, "Transfers of Assets to a Not-For-Profit Organization or Charitable Trust that Raises of Holds Contributions for Others," and in June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedgers Activities-Deferral of the Effective Date of SFAS No. 133".

   SFAS No. 136 is generally effective for periods beginning after December 15, 1999 and SAFS 137 is effective upon issuance in June 1999.

   The Fund does not have any derivative or hedging activities and is not a not-for-profit organization. Consequently, these pronouncements are not expected to have any effect on the Fund's financial statements.

Year 2000 Compliance
--------------------
    Boston Capital and its management did not experience any computer-related problems as a result of the century date change known as the "Year 2000" or "Y2K"and therefore, there was no impact on our investors.
Recent Accounting Statements Not Yet Adopted




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








                                 14







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

     Herbert F. Collins, age 70, is co-founder and Chairman of the Board of Boston Capital Corporation. Nominated by President Clinton and confirmed by the United States Senate, Mr. Collins served as the Republican private sector member of the Thrift Depositor Protection Oversight Board. During 1990 and 1991 he served as Chairman of the Board of Directors for the Federal Home Loan Bank of Boston, a 314-member, $12-billion central bank in New England. Mr. Collins is co-founder and past president of the Coalition for Rural Housing and Development. In the 1980s he served as Chairman of the Massachusetts Housing Policy Commission to evaluate current programs and recommend future housing policy. Additionally, he served as a member of the Board of Directors of the Metropolitan Boston Housing Partnership and on the Mitchell-Danforth Task Force, which helped structure the 1990 federal Tax Credit legislation. Mr. Collins is also a past member of the Board of Directors of the National Leased Housing Association and has served as member of the U.S. Conference of Mayors Task Force on "HUD and the Cities: 1995 and Beyond." Mr. Collins also was a member of the Fannie Mae Housing Impact Advisory Council and the Republican Housing Opportunity Caucus. He is Chairman of the Business Advisory Council, and a member of the National Council of State Housing Agencies Tax Credit Commission. Mr. Collins graduated from Harvard College. President Bush appointed him to the President's Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. He is a leader in the civic community, serving on the Boards of Youthbuild Boston, the Pine Street Inn and the I Have a Dream Foundation.

      John P. Manning, age 51, is co-founder, President and Chief Executive Officer of Boston Capital Corporation, where he is primarily responsible for strategic planning and business development. In addition to his responsibilities at Boston Capital, Mr. Manning is a proactive leader in the industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, to review and reform the Low Income Housing Tax Credit. He was the founding President of the Affordable Housing Tax Credit Coalition, is a former member of the board of the National Leased Housing Association and sits on the Advisory Board of the publication Housing and Development Reporter. During the 1980s he served as a member of the Massachusetts Housing Policy Committee, as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee, on the critical role of the private sector in the success of the Low Income Housing Tax Credit Program. In 1996, President Clinton appointed him to the President's Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton also appointed Mr. Manning to the President's Export Council, which is the premiere committee comprised of major  corporate  CEOs  to  advise the President  in  matters  of foreign trade.
                         15
   Mr. Manning is also a member of the Board of Directors of the John F. Kennedy Presidential Library in Boston. In the civic community, Mr. Manning is a leader, serving on the Board of Youthbuild Boston. Mr. Manning is a graduate of Boston College.

      Richard J. DeAgazio, age 55, is Executive Vice President of Boston Capital Corporation, Inc., and is President of Boston Capital Services, Inc., Boston Capital's NASD registered broker/dealer. Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers (NASD), He currently serves as a member of the National Adjudicatory Council of the NASD. He was the Vice Chairman of the NASD's District 11 Committee, and served as Chairman of the NASD's Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee and the Direct Participation Program Committee. He is a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter) and the Real Estate Investment Association. Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He is on the Board of Directors of Kelmoore Investment Company and Kansas City Technologies, Inc. He is a leader in the community and serves on the Business Leaders Council of the Boston Symphony, Board of Directors of Junior Achievement of Massachusetts, the Board of Advisors for the Ron Burton Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.

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

     Anthony A. Nickas, age 39, is Chief Financial Officer of Boston Capital Partners, Inc., and serves as Chairman of the firm's Operating Committee. Mr. Nickas is responsible for all the financial, accounting and operational functions of Boston Capital and has spent the past thirteen years in the real estate syndication and investment business. His prior responsibilities at Boston Capital included management of finance and accounting for the project development and property management affiliates. Prior to joining Boston Capital in 1987, he was Assistant Director of Accounting and Financial Reporting for the Yankee Companies, Inc., and was an Audit Supervisor for Wolf & Company of Massachusetts, P.C., a regional certified public accounting firm based in Boston. He graduated with honors from Norwich University.

                                   16


(f)     Involvement in certain legal proceedings.
            None.

    (g)     Promoters and control persons.
            None.

Item 11.    Executive Compensation

    (a), (b), (c), (d) and (e)

    The Partnership has no officers or directors. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, the Partnership has paid or accrued obligations to the
General Partners and their affiliates for the following fees during the 2000 fiscal year:

    1. An annual asset management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership The annual asset management fee accrued during the year ended March 31, 2000 was $436,961. The fee is payable without interest as sufficient funds become available.

    2. The Partnership has accrued as payable to affiliates of the General Partners a total of $4,431 for amounts charged to operations during the year ended March 31, 2000. The charges include, but may not be limited to postage, printing, travel, and overhead allocations.

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

Item 13.    Certain Relationships and Related Transactions

    The Partnership has no officers or directors.  However, under the terms of
the Public Offering, various kinds of compensation and fees are payable to the
General Partners and their affiliates during the organization and operation of
the Partnership. Additionally, the General Partners will receive distributions from the Partnership if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement.
The amounts and
kinds of compensation and fees are described on pages 9 to 11 of the
Prospectus under the caption "Compensation of General Partners and Affiliate",
which is incorporated herein by reference.  See Note B of Notes to Financial
Statements in Item 14 of this Annual Report on Form 10-K for amounts accrued
or paid to the General Partners and their affiliates during the period from
April 1, 1993 through March 31, 2000.
                                  17

                                   PART IV
                                   -------
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
            8-K

    (a) 1.  Financial Statements
            --------------------
    American Affordable Housing II Limited Partnership

      Independent Auditors' Report

      Balance Sheets, March 31, 2000 and 1999

      Statements of Operations, Years ended March 31, 2000, 1999 and 1998

      Statements of Changes in Partners' Capital, Years ended
March 31,
      2000, 1999, and 1998

      Statements of Cash Flows, Years ended March 31, 2000, 1999 and 1998

      Notes to Financial Statements, Years ended March 31, 2000,
1999
      and 1998

    Liberty Center, Ltd.

      Independent Auditors' Report

      Balance Sheets, December 31, 1999 and 1998

      Statements of Operations, Years ended December 31, 1999 and
      1998

      Statements of Cash Flow, Years ended December 31, 1999 and
      1998

      Statements of Changes in Partners' Capital, Years ended
December 31,
      1999 and 1998

      Notes to Financial Statements, Years ended December 31,
1999 and
      1998

    Riverplace Apartments

      Independent Auditors' Report

      Balance Sheets, December 31, 1999 and 1998

      Statements of Operations, Years ended December 31, 1999 and
      1998

      Statements of Changes in Partners' Capital, Years ended
December 31,
      1999 and 1998

      Statements of Cash Flow, Years ended December 31, 1999 and
      1998

      Notes to Financial Statements, Years ended December 31,
1999 and
      1998

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

    (23)    None.

    (24)    None.

    (25)    None.

    (28)    Independent Auditors' Reports for Operating
Partnerships.

    (29)    None.


    (a)     Reports on Form 8-K
            -------------------
            No reports on Form 8-K were filed during the period ending March
            31, 2000.

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

Date:  July 13, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated:

SIGNATURE                        TITLE               DATE
---------                        -----               ----
Boston Capital Associates        General Partner     July 13,
2000
Limited Partnership

By: Boston Capital Associates,
    General Partner

    By: /s/ John P. Manning
    ----------------------------
    John P. Manning, Partner

SIGNATURE                       TITLE                          DATE
---------                       -----                          ----
Boston Capital Associates       General Partner


By: /s/ John P. Manning
    ------------------------                              July 13,
2000
    John P. Manning, Partner
-------------



    /s/ Herbert F. Collins
    ------------------------                              July 13,
2000
    Herbert F. Collins          General Partner
-------------
                                of Boston Capital
                                Associates, Principal
                                Executive Officer,
                                Principal Financial
                                Officer and Principal
                                Accounting Officer

    /s/ John P. Manning
    ------------------------                              July 13,
2000
    John P. Manning             General Partner
-------------
                                of Boston Capital

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
































                                23
To the Partners of
Bowdoinham Associates
(A Maine Limited Partnership)


We have audited the accompanying balance sheets of Bowdoinham Associates (a Maine Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners equity (deficit) and cash flows for the years then
ended.   These financial statements are the responsibility of the
Partnership's management.   Our responsibility is to express an
opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the
financial statements.   An audit also includes assessing the
accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bowdoinham Associates as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles

In accordance with Government Auditing Standards, we have also issued a report dated March 2, 2000, on our consideration of the Partnership's internal controls and a report dated March 2, 2000, on its compliance with laws and regulations.


The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



To the Partners
Brookhollow Manor, Ltd.


We have audited the accompanying balance sheet of Brookhollow Manor, Ltd. as of December 31, 1999 and 1998, and the related statements of operations, partners' equity (deficit), and cash flow for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying financial statements referred to above present fairly, in all material respects, the financial position of Brookhollow Manor, Ltd. as of December 31, 1999 and 1998, and the results of its operation and its cash flows for the years then ended, in conformity with generally-accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated March 9, 2000, on our consideration of Brookhollow Manor, Ltd.'s internal control and on its compliance with laws and regulations.



To the Partners
Carthage Court Housing Company

We have audited the accompanying balance sheets of Carthage Court
Housing Company as of December 31, 1999 and 1998, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carthage Court Housing Company as of December 31,1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 1, 2000, on our consideration of the Carthage Court Housing Company's internal control structure and its compliance with laws and regulations.


To the Partners of
Deer Crossing Associates
(A Maine Limited Partnership)


We have audited the accompanying balance sheets of Deer Crossing Associates (a Maine Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations1 changes in partners' equity (deficit), and cash flows for the years then
ended.   These financial statements are the responsibility of the
Partnership's management.   Our responsibility is to express an
opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the
financial statements.   An audit also includes assessing the
accounting principles used and     significant estimates made by
management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deer Crossing Associates as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 2, 2000, on our consideration of the Partnership's internal controls and a report dated March 2, 2000, on its compliance with laws and regulations

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.




The Partners
Fredericktown Associates II, L.P.
Fredericktown, Missouri

We have audited the accompanying balance sheets of Fredericktown Associates 11, L.P. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fredericktown Associates II, L.P. as of December 31, 1999 and 1998, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

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


To the Partners of
Harbor Hill Associates
(A Maine Limited Partnership)


We have audited the accompanying balance sheets of Harbor Hill Associates (a Maine Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then
ended.   These financial statements are the responsibility of the
Partnership's management.   Our responsibility is to express an
opinion on these financial statements based on our audits

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the
financial statements.   An audit also includes assessing the
accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbor Hill Associates as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 2, 2000, on our consideration of the Partnership's internal controls and a report dated March 2, 2000, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


To the Partners
Liberty Center, Ltd.


We have audited the accompanying balance sheets of Liberty
Center, Ltd. as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberty Center, Ltd. as of December 31,1999 and 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



To the Partners
Lovington Housing Associates Limited Partnership d.b.a. Southview Place Apartments

We have audited the accompanying balance sheets of Lovington Housing Associates Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lovington Housing Associates Limited Partnership as of
December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated January 31, 2000, on our consideration of Lovington Housing Associates Limited Partnership's internal control structure and a report dated January 31, 2000, on its compliance with laws and regulations.

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




To the Partners
Malone Housing Redevelopment Company

We have audited the accompanying balance sheets of Malone Housing Redevelopment Company as of December 31, 1999 and 1998, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Malone Housing Redevelopment Company as of December 31,1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 1, 2000, on our consideration of Malone Housing Redevelopment Company's internal control structure and its compliance with laws and regulations.



To the Partners of
Maple Tree Associates
(A Maine Limited Partnership)


We have audited the accompanying balance sheets of Maple Tree Associates (a Maine Limited partnership) as of December 31, 1999 and 1993, and the related statements of operations, changes in partners equity (deficit), and cash flows for the years then
ended.   These financial statements are the responsibility of the
Partnership's management.   Our responsibility is to express an
opinion on these financial statements based on our audits

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the
financial statements.   An audit also includes assessing the
accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maple Tree Associates as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles

In accordance with Government Auditing Standards, we have also issued a report dated March 2, 2000, on our consideration of the Partnership's internal controls and a report dated March 2, 2000, on its compliance with laws and regulations.

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



To the Partners of
Perramond Associates
(A Maine Limited Partnership)


We have audited the accompanying balance sheet of Perramond Associates (a Maine Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then
ended.   These financial statements are the responsibility of the
Partnership's management.   Our responsibility is to express an
opinion on these financial statements based on our audits

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the
financial statements.   An audit also includes assessing the
accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perramond Associates as of December 31, 1999 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles

In accordance with Government Auditing Standards, we have also issued a report dated March 2, 2000, on our consideration of the Partnership's internal controls and a report dated March 2, 2000, on its compliance with laws and regulations

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



To the Partners of
Sara Pepper Associates
(A Maine Limited Partnership)


We have audited the accompanying balance sheets of Sara Pepper Associates (a Maine Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then
ended.   These financial statements are the responsibility of the
Partnership's management.   Our responsibility is to express an
opinion on these financial statements based on our audits

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the
financial statements.   An audit also includes assessing the
accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sara Pepper Associates as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 2, 2000, on our consideration of the Partnership's internal controls and a report dated March 2, 2000, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



To the Partners
Shelbyville FH, Ltd.

We have audited the accompanying balance sheets of Shelbyville FH, Ltd. (a Tennessee limited partnership), RHS Project No.: 48 002 621246065, as of December 31, 1999 and 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shelbyville FH, Ltd. as of December 31, 1999 and 1998, and the results of its operations, the changes in partners' equity
(deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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



To the Partners of
Silver Pines Associates
(A Maine Limited Partnership)


We have audited the accompanying balance sheets of Silver Pines Associates (a Maine Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then
ended.   These financial statements are the responsibility of the
Partnership's management.   Our responsibility is to express an
opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the
financial statements.   An audit also includes assessing the
accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Pines Associates as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles

In accordance with Government Auditing Standards, we have also issued a report dated March 2, 2000, on our consideration of the Partnership's internal controls and a report dated March 2, 2000, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



To the Partners
Suncrest, Ltd.

We have audited the accompanying balance sheets of Suncrest, Ltd. (a Tennessee Limited partnership) RHS Project No.: 48 015 621251107, as of December 31 1999 and 1998 and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditinq Standards issued by the comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Suncrest. Ltd. as of December 31, 1999 and 1998, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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


To the Partners
Warren Properties, Ltd.

We have audited the accompanying balance sheets of Warren Properties, Ltd. (a Tennessee limited partnership), RHS Project No 48 089 621237357, as of December 31. 1999 and 1998, and the
related statements of operations1 partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller- General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warren Properties. Ltd. as of December 31, 1999 and 1998, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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




To the Partners of
Washington Mews Limited Partnership



We have audited the accompanying balance sheets of Washington Mews Limited Partnership as of December 31,1999 and 1998, and the related statements of operations and partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Washington Mews Limited Partnership as of December 31,1999 and
1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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




To the Partners of
Wilder Associates
(A Maine Limited Partnership)


We have audited the accompanying balance sheets of Wilder Associates (a Maine Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then
ended.   These financial statements are the responsibility of the
Partnership's management.   Our responsibility is to express an
opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the
financial statements.   An audit also includes assessing the
accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilder Associates as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 2, 2000, on our consideration of the Partnership's internal controls and a report dated March 2, 2000, on its compliance with laws and regulations.

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

Executive Woods, 4 Atrium Drive, Albany, NY 12205
(518) 438-7400 FAX (518) 438-7444

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

CERTIFIED PUBLIC ACCOUNTIANTS

Greensboro, North Carolina January 15, 1999
Page 1
Dauby O'Connor & Zaleski
A Limited Liability Company
Certified Public Accountants

Independent Auditors' Report

To the Partners of
Sara Pepper Associates
(A Maine Limited Partnership)

We have audited the accompanying balance sheet of Sara Pepper Associates (a Maine Limited Partnership) as of December 31, 1998,and the related statements of operations, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 1997 financial statements were audited by other auditors whose report dated January 18, 1998, expressed an unqualified opinion on those statements.

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

In accordance with Government Auditing Standards, we have also issued a report dated March 5,1999, on our consideration of the Partnership's internal controls and a report dated March 5, 1999, on its compliance with laws and regulations.

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

Rochester, New York
January 19, 1998

                    FINANCIAL STATEMENTS AND
                  INDEPENDENT AUDITORS  REPORT

                 AMERICAN AFFORDABLE HOUSING II
                      LIMITED PARTNERSHIP

                    MARCH 31, 2000 AND 1999

                       TABLE OF CONTENTS


       American Affordable Housing II Limited Partnership



                                                            PAGE


INDEPENDENT AUDITORS  REPORT                               F - 3

FINANCIAL STATEMENTS

     BALANCE SHEETS                                        F - 5

     STATEMENTS OF OPERATIONS                              F - 6

     STATEMENTS OF CHANGES IN PARTNERS  DEFICIT            F - 7

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

                   Reznick Fedder & Silverman
   Certified Public Accountants * A Professional Corporation

  4520 East-West Highway * Suite 300 * Bethesda, MD 20814-3319
              (301) 652-9100 * Fax (301) 652-1848


                  INDEPENDENT AUDITORS' REPORT


To the Partners
American Affordable Housing II
  Limited Partnership

        We have audited the accompanying balance sheets of American Affordable Housing II Limited Partnership as of March 31, 2000 and 1999, and the related statements of operations, changes in partners' deficit and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain operating limited partnerships in which American Affordable Housing II Limited Partnership owns a limited partnership interest. Investments in such partnerships comprise 42% and 43% of the assets as of March 31, 2000 and 1999, and 15%, 14% and 6% of the partnership loss for each of the three years in the period ended March 31, 2000, of American Affordable Housing II Limited Partnership. The financial statements of these partnerships were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to information relating to these partnerships, is based solely on the reports of the other auditors.

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

        In our opinion, based on our audits and the reports of the other auditors referred to above, the financial statements referred to above present fairly, in all material respects, the financial position of American Affordable Housing II Limited Partnership as of March 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with generally accepted accounting principles.

        We have also audited the related financial statement schedule listed in Form 10-K, item 14(a) of American Affordable Housing II Limited Partnership as of March 31, 2000. In our opinion, the schedule presents fairly the information required to be set forth therein, in conformity with generally accepted accounting principles.


Bethesda, Maryland
June 23, 2000




                              F-4
         American Affordable Housing II Limited Partnership

                           BALANCE SHEETS

                             March 31,

                               ASSETS

                                              2000             1999
                                          -----------       -----------
  INVESTMENTS IN OPERATING LIMITED
    PARTNERSHIPS (notes A and D)          $ 2,169,618       $ 2,544,050

  OTHER ASSETS
    Cash                                       12,021             9,857
    Note receivable (note C)                   40,000            40,000
    Other assets                                8,849             8,849
                                          -----------       -----------
                                          $ 2,230,488       $ 2,602,756
                                          ===========       ===========

                 LIABILITIES AND PARTNERS' DEFICIT

  LIABILITIES
    Due to affiliates (note B)            $ 4,949,165       $ 4,482,468
    Accounts payable                                -             3,500
                                          -----------       -----------
                                            4,949,165         4,485,968
                                          -----------       -----------
  PARTNERS' DEFICIT
    Limited partners
       Units of limited partnership
         interest, consisting of
         50,000 authorized units,
         $1,000 stated value
         per unit; issued and
         outstanding -26,501 units        (2,461,584)        (1,634,474)

    General partners                        (257,093)          (248,738)
                                          -----------       -----------
                                          (2,718,677)        (1,883,212)
                                          -----------       -----------
                                          $ 2,230,488       $ 2,602,756
                                          ===========       ===========

                 See notes to financial statements
                                F-5

         American Affordable Housing II Limited Partnership

                      STATEMENTS OF OPERATIONS

                        Year ended March 31,

                                      2000        1999       1998
                                   ---------   ---------   --------
Income
  Interest income                  $   1,604   $     203   $    331
  Miscellaneous income                 7,070       7,894      6,355
                                   ---------   ---------   --------
                                       8,674       8,097      6,686
                                   ---------   ---------   --------
Share of losses from operating
   limited partnerships (note A)    (373,152)   (418,312)  (383,653)
                                   ---------   ---------   --------
Expenses
  Professional fees                   29,562      47,488     31,208
  General and administrative expense
    (Note D)                          18,424      15,572     20,371
  Asset management fee (note B)      423,001     420,831    427,161
                                   ---------   ---------   --------
                                    (470,987)   (483,891)  (478,740)
                                   ---------   ---------   --------
     NET LOSS                     $ (835,465)   (894,106)  (855,707)
                                   =========   =========   ========
Net loss allocated to general
 partnership                       $  (8,355)  $  (8,941)  $ (8,557)
                                   =========   =========   ========
Net loss allocated to limited
 partnership                       $(827,110)   (885,165)  (847,150)
                                   =========   =========   ========
Net loss per unit of limited
 partnership interest              $  (31.21)  $  (33.40)  $ (31.97)
                                   =========   =========   ========

                 See notes to financial statements

       American Affordable Housing II Limited Partnership

             STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

             Years ended March 31, 2000, 1999 and 1998

                                    Limited        General
                                    partners       partners        Total
                                  -----------    -----------    -----------

Partners' capital (deficit),
 March 31, 1997                  $     97,841   $   (231,240)  $   (133,399)

Net loss                             (847,150)        (8,557)      (855,707)
                                  -----------    -----------    -----------
Partners' deficit,
 March 31, 1998                      (749,309)      (239,797)      (989,106)

Net loss                             (885,165)        (8,941)      (894,106)
                                  -----------    -----------    -----------
Partners' deficit,
 March 31, 1999                    (1,634,474)      (248,738)    (1,883,212)

Net loss                             (827,110)        (8,355)      (835,465)
                                  -----------    -----------    -----------
Partners' deficit,
 March 31, 2000                   $(2,461,584)   $  (257,093)   $(2,718,677)
                                  ===========    ===========    ===========

                 See notes to financial statements

         American Affordable Housing II Limited Partnership

                     STATEMENTS OF CASH FLOWS

                        Year ended March 31,

                                       2000         1999           1998
                                   -----------   -----------    -----------
Cash flows from operating activities
   Net loss                         $ (835,465)  $ (894,106)     $ (855,707)
   Adjustments to reconcile net
   loss to net cash provided by
   operating activities
      Cash flows from operating
         limited partnerships            1,280          282             846
      Share of losses from operating
         limited partnerships          373,152      418,312         383,653
      Increase in other assets               -       (1,000)              -
      Decrease in accounts payable      (3,500)           -               -
      Increase in due to affiliate     466,697      473,913         469,374
                                   -----------   -----------    -----------
            Net cash provided by
            (used in) operating
             activities                  2,164       (2,599)         (1,834)
                                   -----------   -----------    -----------
            NET INCREASE (DECREASE
             IN CASH                     2,164       (2,599)         (1,834)

Cash, beginning                          9,857       12,456          14,290
                                   -----------   -----------    -----------
Cash, end                             $ 12,021    $   9,857        $ 12,456
                                   -----------   -----------    -----------

                 See notes to financial statements

       American Affordable Housing II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS

                 March 31, 2000, 1999 and 1998


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

                 March 31, 2000, 1999 and 1998



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

                 March 31, 2000, 1999 and 1998


NOTE  A  -  ORGANIZATION  AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES (Continued)

   Fiscal Year
   -----------
   For financial reporting purposes, the partnership uses a March 31 year-end, whereas for income tax reporting purposes, the partnership uses a calendar year. The operating limited partnerships use a calendar year for both financial and income tax reporting.

   Net Loss per Unit of Limited Partnership Interest
   -------------------------------------------------
   Net loss per unit of limited partnership interest is calculated based upon the number of units outstanding. For each of the three years in the period ended March 31, 2000, 26,501 units were outstanding.

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

   Recent Accounting Pronouncements
   --------------------------------
   In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS)
   N o .    1 36,  "Transfers  of  Assets   to  a  Not-for-Profit
   Organization or  Charitable  Trust   That  Raises  or  Holds
   Contributions for Others," and in June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133."

   SFAS No. 136 is generally effective for periods beginning after December 15, 1999 and SFAS 137 is effective upon issuance in June 1999.

       American Affordable Housing II Limited Partnership

                 March 31, 2000, 1999 and 1998



NOTE  A  -  ORGANIZATION  AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES (Continued)

   Recent Accounting Pronouncements (Continued)
   --------------------------------

   The fund does not have any derivative or hedging activities and is not a non-for-profit organization. Consequently, these pronouncements are not expected to have any effect on the fund's finance statements.

NOTE B - RELATED PARTY TRANSACTIONS

   During the years ended March 31, 2000, 1999 and 1998, the partnership entered into several transactions with various affiliates of the general partners, including Boston Capital Partners, Inc., Boston Capital Holdings Limited Partnership, and Boston Capital Asset Management Limited Partnership, as follows:

   General and administrative expenses of $4,431, $1,973 and $2,441, incurred by Boston Capital Asset Management Limited Partnership, Boston Capital Holdings Limited Partnership, a n d Boston Capital Partners, Inc., were charged to operations during the years ended March 31, 2000, 1999 and 1998, respectively. At March 31, 2000 and 1999, the unpaid general and administrative expenses totaled $197,514 and $167,779, respectively.

   During fiscal year ended March 31, 1995, Boston Capital Asset Management Limited Partnership advanced the partnership $95,375 in order to fund an advance made to an operating limited partnership, as more fully described in note C. The advance is noninterest bearing and due upon demand. The amount still outstanding at the end of fiscal years 2000 and 1999 was $40,000.

   An annual asset management fee based on 0.5% of the aggregate cost of all apartment complexes acquired by the operating limited partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership. The aggregate cost is comprised of the capital contributions made by the partnership to the operating limited partnership and 99% of the permanent financing at the operating limited partnership level. At March 31, 2000 and 1999, the unpaid asset management fees totaled $4,711,651 and $4,274,689, respectively. The fee is payable without interest as sufficient funds become available. The asset management fees charged to operations during the years ended March 31, 2000, 1999 and 1998 were $436,961, $436,961 and $436,961, respectively, which are netted with reporting fees paid by the operating

       American Affordable Housing II Limited Partnership

                 March 31, 2000, 1999 and 1998


NOTE B - RELATED PARTY TRANSACTIONS (Continued)

   limited  partnerships.    During  the  years ended March 31,
   2000, 1999 and 1998, the amount of reporting fees paid by the operating limited partnerships was $13,960, $16,130 and $9,800, respectively.

NOTE C - NOTE RECEIVABLE

   Note receivable is an advance made to an operating limited partnership during the fiscal year ended March 31, 1995. The note, secured by a second mortgage on the property owned by the operating limited partnership, bears interest at 6% per annum and was due December 31, 1997. The carrying amount of the note receivable approximates fair value as of March 31, 2000 and 1999.

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

   At March 31, 2000 and 1999, the partnership has limited partnership equity interests in 49 and 50 operating limited partnerships, respectively, which own apartment complexes. During the fiscal year ended March 31, 2000, one of the operating limited partnerships was foreclosed upon, and the Investment Partnership has relinquished ownership.

   Under the terms of the partnership's investment in each operating limited partnership, the partnership was required to make capital contributions to the operating limited partnerships. These contributions were payable in installments over several years upon each operating limited partnership achieving specified levels of construction and/or operations. All contributions have been made to the operating limited partnerships as of March 31, 2000 and 1999. The partnership has no further obligation to make any additional contributions.

       American Affordable Housing II Limited Partnership

                 March 31, 2000, 1999 and 1998


NOTE  D  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS
(Continued)

   The   partnership's   investments   in   operating   limited
   partnerships at March 31, 2000 and 1999 are summarized as follows:


2000               1999

----------------   ----------------

   Capital contributions paid to operating limited partnerships, net of    $
19,473,665   $     19,473,665
       tax credit adjusters of $213,468 and $213,468, respectively


   Acquisition costs of operating limited partnerships
2,492,705            2,492,705

   Cumulative losses from operating limited partnerships
(19,726,339)         (19,353,187)

   Cumulative distributions from operating limited partnerships
(70,413)             (69,133)

----------------   ----------------
   Investment per balance sheet
2,169,618            2,544,050


   Acquisition costs not included in net assets of operating limited
122,748             122,748
       partnerships (see note A)

   Loss from operating limited partnerships of $253,315 and $875,460
1,128,775           1,128,775
       for the three months ended March 31, 1990 and 1989 which the operating limited partnerships have not included in partners'
       capital (see note A)

   Tax credit adjusters not accounted for in net assets of operating
121,349             121,349
       limited partnerships (see note A)

   Loss of operating limited partnerships not recognized under the
(10,806,695)         (8,808,750)
       equity method of accounting (see note A)

   Other adjustments
58,910             61,361

----------------   ----------------
   Equity per operating limited partnerships' combined financial
       statements                                                            $
(7,205,295)   $    (4,830,467)

================   ================

       American Affordable Housing II Limited Partnership

                 March 31, 2000, 1999 and 1998




NOTE  D  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS
(Continued)

   The combined summarized balance sheets of the operating limited partnerships at December 31, 1999 and 1998 are as follows:

               COMBINED SUMMARIZED BALANCE SHEETS

1999               1998
                                  ASSETS
----------------   ----------------

   Buildings and improvements, net of accumulated depreciation of          $
57,131,467   $     59,634,159
       $33,898,561 and $30,999,473
   Land
4,292,033          4,288,727
   Other assets
6,264,011          6,127,631

----------------   ----------------
                                                                           $
67,687,511   $     70,050,517

================   ================
                     LIABILITIES AND PARTNERS' DEFICIT


   Mortgages payable                                                       $
67,622,818   $     67,945,260
   Accounts payable and accrued expenses
3,830,775          3,373,939
   Other liabilities
2,580,063          2,640,381

----------------   ----------------

74,033,656         73,959,580

----------------   ----------------
   PARTNERS' CAPITAL (DEFICIT)
       American Affordable Housing II Limited Partnership
(7,205,295)        (4,830,467)
       Other partners
859,150            921,404

----------------   ----------------

(6,346,145)        (3,909,063)

----------------   ----------------
                                                                           $
67,687,511   $     70,050,517

================   ================

       American Affordable Housing II Limited Partnership

                 March 31, 2000, 1999 and 1998



NOTE  D  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS
(Continued)

   The combined summarized statements of operations of the operating limited partnerships for the years ended December
   31, 1999, 1998 and 1997 are as follows:

          COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                                              1999
1998              1997
                                                        ----------------
----------------   ----------------
   Revenue
       Rental                                           $     10,495,010  $
10,590,206  $     10,648,605
       Interest and other                                        485,737
439,999           430,683
                                                        ----------------
----------------  ----------------
                                                              10,980,747
11,030,205        11,079,288
                                                        ----------------
----------------  ----------------
   Expenses
       Interest                                                3,718,151
3,779,559          3,924,370
       Depreciation and amortization                           2,911,171
2,892,193          2,886,227
       Taxes and insurance                                     1,267,231
1,313,538          1,387,190
       Repairs and maintenance                                 1,691,965
1,628,137          1,754,632
       Operating expenses                                      3,820,085
3,543,394          3,422,817
                                                        ----------------
----------------  ----------------
                                                              13,408,603
13,156,821         13,375,236
                                                        ----------------
----------------  ----------------
          NET LOSS                                      $     (2,427,856)  $
(2,126,616)  $    (2,295,948)
                                                        ================
================   ================

   Net loss allocated to American Affordable Housing    $     (2,371,097)  $
(2,085,431)  $    (2,158,133)
       II Limited Partnership *                         ================
=================   ===============

   Net loss allocated to other partners                 $        (56,759)  $
(41,185)  $      (137,815)
                                                        ================
=================   ================

   *   Amount  includes  $1,997,945,  $1,667,119 and $1,774,480
       for the years ended December 31, 1999, 1998 and 1997, respectively, of loss not recognized under the equity method of accounting as described in note A.

       American Affordable Housing II Limited Partnership

                 March 31, 2000, 1999 and 1998




NOTE  E - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO TAX
RETURN

   For  income  tax  purposes,  the partnership reports using a
   December  31  year  end.    The  partnership's  net loss for
   financial reporting and tax return purposes for the years ended March 31 are reconciled as follows:

                                                              2000
1999               1998
                                                        ----------------
----------------   ----------------

   Net loss for financial reporting purposes            $      (835,465)   $
(894,106)   $      (855,707)


   Operating limited partnership rents received in                7,468
(2,572)             4,359
       advance


   Related party expenditures                                   135,120
58,054             72,243


   Asset management fee not deductible for tax                  436,961
436,961            436,961
       purposes until paid


   Excess of tax depreciation over book depreciation           (318,295)
(406,024)          (423,900)
       on operating limited partnership assets


   Difference due to fiscal year for book purposes              (73,226)
3,150            149,012
       and calendar year for tax purposes


   Operating limited partnership net loss not                (1,997,945)
(1,667,119)        (1,774,480)
       allowed for financial reporting under equity
       method
   Other                                                        126,154
(512,660)            (5,996)
                                                        ----------------
----------------   ----------------
   Net loss for income tax purposes                     $    (2,519,228)   $
(2,984,316)   $    (2,397,508)
                                                        ================
================   ================

       American Affordable Housing II Limited Partnership

                 March 31, 2000, 1999 and 1998


NOTE  E - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO TAX
             RETURN (Continued)

   The difference between the investments in operating limited partnerships for tax purposes and financial statement purposes is primarily due to the differences in the losses not recognized under the equity method of accounting, the three month period due to fiscal year reporting and the historic tax credits taken for income tax purposes. At March 31, 2000 and 1999, the differences are as follows:


2000               1999

----------------   ----------------

       Investment in operating limited partnerships - tax basis
$    (9,921,018)   $    (7,432,058)


       Add back losses not recognized under the equity method
10,806,695          8,808,750


       Estimated share of loss of $253,315 and $875,460 for the
three           (1,128,775)        (1,128,775)
          months ended March 31, 1990 and 1989 due to fiscal year
          reporting


       Historic tax credits
651,016            651,016


       Other
1,761,700          1,645,117

----------------   ----------------
       Investment in operating limited partnerships - as reported
$      2,169,618   $      2,544,050

================   ================

                          LIBERTY CENTER, LTD.
                          Financial Statements

                        December 31, 1999 and 1998

Hunter & Associates, P.A.
4201 Baymeadows Road, Suite 4
Jacksonville, Florida 32217

Phone: (904) 731-9222
  Fax: (904) 731-0352

March 10, 2000

                      INDEPENDENT AUDITOR'S REPORT

To the Partners
Liberty Center, Ltd.

We have audited the accompanying balance sheets of Liberty
Center, Ltd. As of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Liberty Center, Ltd. As of December 31 1999 and 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




                          Liberty Center, Ltd.
                             Balance Sheets
                       December 31, 1999 and 1998

                                  Assets
                                             1999        1998
Current assets:                              ----        ----
  Cash and cash equivalents                   $115,753
$118,339
  Accounts Receivable                         2,217      10,253
                                          ---------   ---------
 Total Current Assets                       117,970     128,592
                                          ---------   ---------
Property and Equipment, at cost:
  Land                                      198,000     198,000
  Building and improvements               2,487,005   2,487,005
  Equipment                                  13,173       6,174
    Less Accumulated Depreciation          (704,474)   (641,850)
                                          ---------   ---------
                                          1,993,704   2,049,329
                                          ---------   ---------
Total Assets:                             2,111,674  $2,177,921
                                   =========   =========


















    See Independent Auditors' Report and Notes to Financial
Statements.
                          Liberty Center, Ltd.
                             Balance Sheets
                       December 31, 1999 and 1998

                     Liabilities and Partners' Equity

                                             1999        1998
                                            -------     -------
Current Liabilities
  Current portion of notes payable       $   71,019  $  396,574
  Accrued interest, due within one year         995       2,903
  Accounts payable and accrued expenses      48,593      53,915
                                          ---------   ---------
     Total current liabilities              120,607     453,392
                                          ---------   ---------
Long-Term Liabilities
  Notes payable - net of current portion  1,004,811     719,899
  Accrued interest, due after one year      605,518     553,538
  Advances from affiliates                   31,291      32,716
  Tenant security deposits                    5,955       3,966
                                          ---------   ---------
     Total long-term liabilities          1,647,575   1,310,119
                                          ---------   ---------

     Total Liabilities                    1,768,182   1,763,511
                                          ---------   ---------

Partners' Equity
  General partner                           (13,870)    (13,162)
  Limited partner                           357,362     427,572
                                          ---------   ---------
     Total partners' equity                 343,492     414,410
                                          ---------   ---------
       Total liabilities and partners'
          equity                         $2,111,674  $2,177,921
                                          =========   =========

















    See Independent Auditors' Report and Notes to Financial
Statements.

                          Liberty Center, Ltd.
                        Statements of Operation
            For the Years ended December 31, 1999 and 1998


                                               1999       1998

  Rental revenues                           $514,184   $473,447
  Interest and dividends                         664      1,647
                                            -------     -------
                                             514,848    475,094
                                            -------     -------
Expenses
  Bad Debts                                 13,201          0
  Depreciation and amortization               62,624     62,432
  General and administrative                  42,948     37,253
  Insurance                                   46,335     45,558
  Interest                                    91,203     98,923
  Investor Services fee                       24,000          0
  Legal and professional services             18,141     16,533
  Maintenance and repairs                     28,349     26,999
  Management fees                             25,347     21,600
  Salaries - operations                      102,030     44,017
  Salaries - Administration                   50,278     49,886
  Taxes                                       39,333     39,322
  Utilities                                   41,977     43,146
                                            -------     -------
    Total expenses                           585,766    485,669
                                            -------     -------
Net income (loss) from operations          $ (70,918) $ (10,575)
                                             =======    =======





















    See Independent Auditors' Report and Notes to Financial
Statements.



                          Liberty Center, Ltd.
                      Statement of Partners' Equity
            For the Years ended December 31, 1999 and 1998


                                                   Investor
                                        General    Limited
                                        Partner    Partner
Total
                                        -------    --------
-----

Partners' equity December 31, 1997     ($13,056)  $438,041
$424,985

Loss (loss)                               ($106)  $(10,469)
$(10,575)

Distributions                                $0         $0
$0

Partners' equity December 31, 1998     ($13,162)  $427,572
$414,410

Loss (loss)                                (708)   (70,210)
($70,918)

Distributions                                 0          0
$0
                                       ---------  ---------
----------
Partners' equity December 31, 1999     ($13,870)  $357,362
$343,492
                                       =========  =========
=========















    See Independent Auditors' Report and Notes to Financial
Statements.

                          Liberty Center, Ltd.
                        Statements of Cash Flows
            For the Years ended December 31, 1999 and 1998

                                                    1999
1998
Cash flow from operating activities                 ----
----
  Net income (loss)                               $ (70,918) $
(10,575)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation                                   62,624
62,432
      Changes in asset and liabilities:
        Decrease (increase) in tenant receivables     8,036
6,427
        Decrease (increase) in prepaid expenses
        and other assets                                  0
522
        Increase (decrease) in accounts payable
        and accrued expenses                         (7,230)
9,377
        Increase (decrease) in net security
        deposits                                      1,989
(1,033)
         Net cash (used for) provided               -------
-------
          by operations                              (5,499)
67,150
                                                    -------
-------
Cash flows from investing activities
  Purchase of equipment                              (6,999)
0
  Increase in accrued interest                       51,980
64,791
         Net cash provided by investing             -------
-------
          activities                                 44,981
64,791
                                                    -------
-------
Cash flows from financing activities
  Repayment of long-term debt                       (40,643)
(60,000)
  Increase in advances from affiliates               (1,425)
(59,775)
         Net cash used for financing                -------
-------
          activities                                (42,068)
(119,775)
                                                    -------
-------
Net decrease in cash and cash equivalents            (2,586)
12,166

Cash and cash equivalents at beginning of year      118,339
106,173
                                                    -------
-------
Cash and cash equivalents at end of year          $ 115,753  $
118,339
                                                    =======
=======


                          Liberty Center, Ltd.
                      NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 1999


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

Cash and Cash Equivalents
-------------------------
The partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents include $101,728 and $101,225 in money market deposits (Note C) at December 31, 1999 and 1998, respectively.

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

NOTE C - CERTIFICATES OF DEPOSIT, MONEY MARKETS AND
         ------------------------------------------
         MARKETABLE EQUITY SECURITIES
         ----------------------------

Prior to amending the operating reserve agreement June 29, 1993, certificates of deposit, money market funds and marketable equity securities have been established under an agreement between the limited an general partners which provides that such funds are available to fund any excess of operating expenses over operating income for a period of sixty (60) months. Interest earned on these funds is allocated and distributed to the general partner annually.

The operating reserve agreement was amended June 29, 1993, establishing an operating reserve of $100,000 and allowing for a distribution to the general partner of part of the operating reserve. The purpose was substantially the same as that of the prior agreement. A distribution to the general partner of this operating reserve is allowed if certain profitability objectives are met.
The operating reserve account totaled $101,778 and $101,225 at December 31, 1999 and December 31, 1998.

NOTE D - PARTNERS' CAPITAL CONTRIBUTIONS
         -------------------------------

The partnership has one general partner, The Harris Group, Inc. and one investor limited partner - American Affordable Housing
II. As of December 31, 1999, the general partner and the investor limited partner have made capital contributions of $1,014,521 and $1,220,553, respectively.

NOTE E - ACCRUED INTEREST
         ----------------

The second mortgage provides for deferral of interest payments based upon projected cash flow as determined annually by the lender. In addition, a portion of the deferred interest payable on the second mortgage may be forgiven based upon the project maintaining a very low income set-aside for a period longer than that required. Interest forgiven increases with each year the project is extended. No interest has been forgiven at December 31, 1999.

The following is a schedule of accrued interest payable:


                                                  December 31
                                              1999
1998
                                              ----
----

      First mortgage payable (Note F)            995         $
2,903
      Second mortgage payable                605,518
553,538
                                             -------
-------
                                             606,513
556,441
      Less amount due within one year            995
2,903
                                             -------
-------
                                            $605,518
$553,538
                                             =======
=======


NOTE F - NOTES PAYABLE
         -------------                                   December
31
The following is a schedule of notes payable:
-----------
                                                      1999
1998
Mortgage note payable to a bank monthly at            ----
----
$6,727 including interest at 3.0% until
March, 2004, secured by first mortgage on
apartment project.                               $  355,931     $
396,574

Mortgage note payable at 9% to The Florida
Housing Finance Agency; interest payments
only as determined by lender annually based
on cash flow, with a balloon payment in 2004;
secured by second mortgage on apartment
project. (Note E)                                $  719,899
719,899
                                                  ---------
---------
                                                 $1,075,830
$1,116,473
Less amount due                                      71,019
396,574
                                                  ---------
---------
                                                 $1,004,811     $
719,899
                                                  =========
=========
Aggregate maturities of long-term debt for the next five year are estimated as
follows:
              2000                 $   71,019
              2001                     73,179
              2002                     75,405
              2003                     77,698
              2004              778,529
                                    ---------
                              $1,075,830
                               =========

NOTE G - TRANSACTIONS WITH AFFILIATED AND RELATED PARTIES
         ------------------------------------------------

Annual Investor Service Fee
---------------------------
An annual investor service fee of $8,000 is payable to Boston
Capital
Communication, Inc., an affiliate of American Affordable Housing
II Limited
Partnership, an investor limited partner which holds a 99% interest in the partnership, for services rendered in reporting to the investor limited partner.

Management Fees
---------------
In accordance with the partnership agreement, the partnership pays management fees for services rendered in connection with the leasing and operation of the project. Fees are paid to Liberty Center for the Homeless, Inc. and Harris
Group, Inc. Management fees charged to operations for the year ended December
31, 1999 and 1998, $25,347 and $21,600 respectively.

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

Loss from a sale refinancing is allocable 50% to the limited partner and 50% to the general partners.

Interest earned on certificates of deposit, marketable securities and money market funds is allocable 100% to the general partner. (Note C)

The partnership agreement provides for a special distribution to the general partner in the amount of $100,000. (Note C)


NOTE I - REIMBURSEMENT FOR OPERATING PERSONNEL
         -------------------------------------

In 1998 the partnership was reimbursed for services provided to an affiliate. The services provided were mainly leasing, tenant assistance, record keeping, and security services. The reimbursement was recorded as a reduction in salary expenses.


NOTE J - BAD DEBTS
         ---------

The partnership makes every attempt to collect accounts receivable and periodically reviews the accounts to determine collectability. In 1999, the general partner determined that $13,201 of the accounts receivable were not collectable in the ordinary course of business.
























                RIVERPLACE APARTMENTS LIMITED PARTNERSHIP

                 REPORT ON AUDITS OF FINANCIAL STATEMENTS
                      AND ADDITIONAL INFORMATION

                      DECEMBER 31, 1999 AND 1998
            RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
            REPORT ON AUDITS OF FINANCIAL STATEMENTS
                   AND ADDITIONAL INFORMATION
             YEARS ENDED DECEMBER 31, 1999 AND 1998



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

Robert Ercolini & Company LLP
Certified Public Accountants Business Consultants
INDEPENDENT AUIDITOR'S REPORTTo the Partners ofRiverplace Apartments Limited PartnershipHolyoke, Massachusetts


We have audited the accompanying balance sheet of Riverplace
Apartments Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assess' the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverplace Apartments Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole, The additional information included in this report (shown on pages 17 and 18) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

January 28, 2000

Fifty Five Summer Street - BOSTON, MA 021 10-100-1 - TELEPHONE 617-482-5511 - FAX 617.426-5252




                RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                             BALANCE SHEETS
                       DECEMBER 31, 1999 AND 1998

                                  ASSETS
                                             1999        1998
CURRENT ASSET                                ----        ----
  Cash                                       50,756  $   46,010
  Restricted cash - grants                       25         375
  Tenants' rents recievable, less
    allowance for doubtful accounts
    of $20,921 in 1999                       16,378      10,481
  Tenants' rent subsidies receivable         43,723      36,720
  Receivables - affiliate                     3,855       4,188
  Grants receiveable                         38,893      39,860
  Prepaid expenses                            6,838       6,838
                                          ---------   ---------
     Total Current Assets                   160,468     144,472
                                          ---------   ---------
  Tenants' Security Deposits                 14,202      13,850
    held in trust                         ---------   ---------

RESTRICTED DEPOSITS AND FUNDED RESERVES
Reserve for Replacements                     46,556      24,307
                                          ---------   ---------

RENTAL PROPERTY - AT COST
  Land                                      175,260     175,260
  Buildings and Improvements              6,604,141   6,604,141
  Personal Property                         210,434     190,497
                                          ---------   ---------
                                          6,989,835   6,969,898
  Less Accumulated Depreciation          (2,059,061) (1,860,055)
                                          ---------   ---------
                                          4,930,774   5,109,843
                                          ---------   ---------
Deferred financing costs, net of accumulated
  amortization of $33,445 and $30,296        37,133      40,282
                                          ---------   ---------
                                         $5,189,133  $5,332,754
                                          =========   =========











                      See notes to financial statements.
2


            RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                   BALANCE SHEETS - CONTINUED
                   DECEMBER 31, 1999 AND 1998


                          LIABILITIES

                                        1999        1998
CURRENT LIABILITIES                         --------     -------
  Current Portion of Mortgage Note Payable $  69,990  $   63,355
  Accounts Payable                            18,890      19,809
  Accounts payable - grants                   13,000      40,235
  Payables  Affiliates                         6,248       7,005
  Accrued Mortgage Interest Payable           33,570      34,108
  Accrued expenses - fire repairs             20,157           -
  Accrued Expenses   Other                    42,785      67,312
  Prepaid Rents                                3,703       1,281
                                           ---------    --------
     Total Current Liabilities               208,343     233,105
                                           ---------    --------
  Tenants' Security Deposits Liability        13,730      13,756
                                           ---------    --------
LONG-TERM LIABILITIES
  Mortgage Note Payable,                   3,958,439   4,029,564
   less current portion
  Accrued fees payable - affiliate            55,000      49,500
                                           ---------   ---------
                                           4,013,439   4,079,064

                                          ---------    ---------
     Total Liabilities                     4,235,512   4,325,925

                       PARTNERS' CAPITAL

Partners' Capital                            953,621   1,006,829
                                          ---------    ---------
                                         $ 5,189,133 $ 5,332,754
                                           =========   =========
















                    See notes to financial statements.          3



                RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                         STATEMENT OF OPERATIONS
             YEARS ENDED DECEMBER 31, 1999 AND 1998


                                             1999        1998
Income                                      ----        ----
  Rents                                 $ 1,091,704 $ 1,112,011
  Less Vacancy Losses                        22,388      20,037
                                          ---------   ---------
                                          1,069,316   1,091,974
  Interest Income                             2,246         923
  Other Income                                6,003       6,633
                                          ---------   ---------
                                          1,077,565   1,099,530
                                          ---------   ---------
Expenses
  Administrative                             75,616      82,986
  Utilities                                 158,412     167,079
  Management Fee - affiliates                64,491      65,805
  Operating and Maintenance                 111,222     120,961
  Taxes                                      21,192      24,364
  Insurance                                  51,489      53,543
  Interest                                  406,207     412,412
  Depreciation and Amortization             202,155     199,326
                                          ---------   ---------
                                          1,090,784   1,126,476
                                          ---------   ---------
LOSS BEFORE MORTGAGE EXPENSE                (13,219)    (26,946)

NONOPERATING EXPENSE:
  Loss on involuntary conversion            (34,489)          -
                                         ----------   ---------
LSS BEFORE MORTGAGE ENTITY EXPENSE          (47,708)   (26,946)

MORTGAGE ENTITY EXPENSE
   Partnership reporting fee - affiliate     (5,500)    (5,500)
                                         ----------   ---------
NET LOSS                                 $  (53,208) $ (32,446)
                                          ==========  =========















                    See notes to financial statements
4

                RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                      STATEMENT OF PARTNERS' EQUITY
             YEARS ENDED DECEMBER 31, 1999 AND 1998


                                General     Limited
                                Partner     Partner     Total
                                -------     --------   -------

Balance (deficiency)
   January 1, 1998          $  (123,296)$ 1,162,571  $ 1,039,275

Net Loss for Year                  (324)    (32,122)     (32,446)
                              ----------  ----------  -----------
Balance (deficiency)
  December 31, 1998          (  123,620)  1,130,449    1,006,829

Net Loss for Year                 ( 532)   ( 52,676)    ( 53,208)
                              ---------     -------    ---------
Balance (deficiency)
  December 31, 1999         $  (124,152)$ 1,077,773  $   953,621
                             ==========   =========    =========

Percentage Interest at
December 31, 1999 and 1998           1%          99%        100%
                                   ====        ====        ====


























               See notes to financial statements
5
            RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
             YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                     1999
1998
                                                    ------      -
-----
Cash Flow From Operating Activities
  Net Loss                                       $ (53,208)  $
(32,446)
Adjustments to Reconcile Net Loss to net
  Cash provided by operating activities:
  Depreciation                                     199,006
196,177
  Amortization of deferred costs                     3,149
3,149
  Provision for bad debts                           22,603
-
  Loss on involuntary conversion                    34,489
-
  Mortgage Entity Expense                            5,500
5,500
  Changes in Assets and Liabilities:
    Increase in tentants' rents recievable         (28,500)
(1,043)
    Increase in tenants' rent subsidies recievable  (7,003)
(5,872)
    Decrease (increase) in recievables - affiliates    333
(4,188)
    Increase in prepaid expenses                         -
(1,655)
    Increase (decrease) in accounts payable           (919)
7,745
    Decrease in payables - affiliates                 (757)
(11,043)
    Decrease in accrued mortgage interest payable     (538)
(495)
    Increase (decrease in accrued expenses - other (24,527)
559
    Increase (decrease) in prepaid rents             2,422
(3,941)
    Increase in Tenants' Security deposits            (352)
(389)
    (Decrease increase in tenants' security
       deposit liabilities                             (26)
875
                                                   --------    --
------
Net Cash Provided by Operating Activities          151,672
152,933
                                                   --------    -
-------

Cash Flows From Investing Activities
  Purchase of Rental Property                      (19,937)
(28,534)
  Reserve for Replacements Funded,
    Including Interest Earned                      (22,249)
(21,505)
(Increase) decrease in restricted cash - garnts        350
(375)
(Increase) decrease in grants receivable               967
(39,860)
Increase (decrease) in accounts payable - grants   (27,235)
40,235
Insurance proceeds from involuntary conversion      60,295
-
Fire restoration costs                             (94,784)
-
Increase in accrued expenses - fire reparis         20,157
-
                                                   --------    --
------
  Net cash used in investing activities            (82,436)
(50,039)
                                                   --------    --
------






               See notes to financial statements
6





            RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
              STATEMENTS OF CASH FLOWS - CONTINUED
             YEARS ENDED DECEMBER 31, 1999 AND 1998



                                             1999         1998
                                                     ------
------
Cash flows from financing activities:
  Payments on mortgage note payable                 (64,490)
(58,355)
                                                    --------
--------
Net increase in cash                                  4,746
44,539

Cash, beginning of year                              46,010
1,471
                                                    --------
--------
Cash, end of year                                  $ 50,756
$ 46,010
                                                   =========
=========

Supplemental disclosure of cash flow
   Information:
Cash paid during the year for interest             $406,745
$412,907
                                                   =========
=========






























      See notes to financial statements.                  7





            RIVERPLACE APARTMENTS LIMITED PARTNERSIHP
                            NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998
1.  Organization and summary of significant accounting policies:

Organization:
Riverplace Apartments Limited Partnership ("the Partnership"), organized as a Massachusetts Limited Partnership on February 29, 1988, was formed to acquire and operate an affordable residential apartment complex consisting of 100 units located at various scattered locations in Holyoke, Massachusetts ("the Property") as follows: 298, 300, 302, 304 Chestnut Street; 294, 298 Elm Street; 82, 82@ R. Clemente Street; 44 Lyman Street; 22, 24 Northeast Street; 532 South Bridge Street; 527 South Summer Street; and 177, 183, 185 West Street. The project is currently operating under the name Riverplace Apartments. The Partnership Agreement was last amended and restated on September 1, 1988.

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

Rental property:
Rental property recorded at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives of 40 years for buildings, 12 years for certain improvements and 3 to 15 years for personal property using both straight-line and accelerated methods. For federal income tax purposes, depreciation is being calculated using the Modified Accelerated Cost Recovery System (MACRS).

Improvements to rental property are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation. The resulting gains and losses are reflected in the statement of operations.


8
                    RIVERPLACE APARTMENTS LIMTED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 1999 AND 1998

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

The Project is eligible for low-income housing tax credits for a ten-year
period, beginning in 1988, which are calculated at between 9.12%
     - 9.22% of
qualified rehabilitation costs.  The maximum annual credit is
     $364,094 and it is a
pass-through credit to the partners. The credits for 1999 and 1998 were $32,909 and $350,362, respectively. The year ended December 31 1999 will be the final year in which low income housing tax credits may be claimed for the Project.
Provisions of the enabling legislation regarding the tax credit restrict occupancy of all 100 apartments to qualified low-income tenants for a fifteen-year period. Recapture provisions of the legislation could result in a required repayment by the partners of a portion of the tax credits if relevant provisions are not adhered to.

Reclassifications:

Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 presentation.

2.   Partners' capital contributions:

The general partners of the Partnership are Mark A. Berezin, Herbert G. Berezin, and Stephen L. Berezin. As of December 31,
1999 and 1998, the general partners have made aggregate capital contributions of $3.

The investment limited partner of the Partnership is American
Affordable Housing II Limited Partnership.  As of December 31,
1999 and 1998, the investment limited partner has made capital contributions of $2,186,118.

3. Allocation of benefits:

In accordance with the Partnership Agreement, as last amended, all profits and losses from operations and tax credits are allocated as follows:

Investment Limited Partner               99%
General Partners                          1
                                        -----
                                  100%
                                                                9
                      RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                      NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       YEARS ENDED DECEMBER 31, 1999 AND 1998

3.   Allocation of benefits - continued:
Distributable cash flow is defined in the Partnership Agreement, as last amended, to include all profits and losses of the Partnership from operating activities subject to the following adjustments:

(a) Depreciation of rental property and amortization of deferred costs shall not be deducted;

(b)  Mortgage principal payment shall be deducted;

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

(h) The reporting fee shall be deducted only when and to the extent paid; and

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

(a) First, to the repayment of Subordinated Loans and interest thereon;

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


10
                     RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                     NOTES TO FINANCIAL STATEMENTS - CONTINUED
                      YEARS ENDED DECEMBER 31, 1999 AND 1998

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

Losses from a capital transaction are allocated to the partners as follows:

(a) First, losses shall be allocated to all partners having positive capital accounts until their capital accounts have been reduced to zero; and

(b) Second, the balance of such losses shall be allocated to the General
    Partners.4.Cash, restricted deposits and funded reserves:

The Partnership maintains certain operating, security deposit, replacement
reserve, and grant related cash balances in one financial institution located in Massachusetts.

Insured the balances are by the Federal Deposit Insurance
                                        Corporation
("FDIC") up to $100,000. Balances in excess of $100,000 are insured by the Deposit Insurance Fund of Massachusetts. 5.Mortgage note payable:
The mortgage note payable consists of a note in the original amount of
$4,500,000, dated March 11, 1988 and last amended on May 23, 1989, with Fleet National Bank as successor in interest to Bank of New England-West, N.A. In February, 1998, Fleet National Bank transferred the loan servicing to Regency Savings Bank. The note is secured by the real estate and related personal property of the Partnership and an assignment of rents and leases. Interest is currently payable on the note at a rate of 10% per annum.
This rate was fixed at the conversion date (August 1, 1989), as defined in the loan agreement. The lender has the right to adjust the interest rate every three years subsequent to the conversion date to a rate that is equal to 2 1/2% per annum above the three year Treasury note rate in effect on the interest rate adjustment dates. The next scheduled interest rate adjustment date is August 1, 2001. Based upon the current interest rate, the note requires monthly installments of principal and interest of $39,240. The note matures on July 1, 2019. However, the lender has the right to demand repayment of the loan in full on September 19, 2003 which is the date fifteen years following the execution of the first Housing Assistance Payments contract for the Property. The mortgage note may be prepaid by the Partnership without premium or penalty.

11
                       RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                       NOTES TO FINANCIAL STATEMENTS - CONTINUED
                         YEARS ENDED DECEMBER 31, 1999 AND 1998

5.  Mortgage note payable - continued

Aggregate principal maturities on the mortgage loan for each of the next five years, based on the current effective interest rate, are as follows:

Year     Amount
2000       $ 69,990
2001         77,318
2002         85,415
2003         94,359
2004        104,239

The liability of the Partnership under the mortgage note is limited to the underling value of the real estate collateral plus any amounts that may be deposited with the lender.

6.   Rental housing assistance agreement:

The Partnership has a contract with the Housing Authority of the City of Holyoke, Massachusetts to receive HUD Section 8 rental assistance funds for the benefit of qualified tenants. The program restricts assistance to those who meet certain HUD established criteria including maximum income limitations. The Housing Authority is responsible for determining tenant eligibility for participation 'm the program. This Housing Assistance Payments ("HAP") contract was awarded in stages covering all 100 apartment units and it expires m corresponding stages from September 19, 2003 through March 20, 2004. During the years ended December 31, 1999 and 1998, rental assistance income organized under the contract amounted to $875,065 and $924,969 respectively.

7.   Transactions with realted parties:

Marken Properties, Inc. ("Marken"), an affiliate of the General Partners, is the project management agent. Marken recieves a base management fee calculated at 6% of gross revenues from the Property. Management fees expensed in 1999 and a998 amounted to $64,491 and $65,805, respectively. At December 31, 1999 and 1998, the Partnership has recievables from Marken of $11,904 and $5,295, respectively.

Personnel working at the project site are employees of Marken and therefore the Project reimbursed Marken for the actual salaries and realted benfits, as reflected in the accompanying financial statements. Such salaries and realted benefit costs expensed during 1999 and 1998 amounted to $68,295 and $96,520, respectively. In addition, salaries and realted benefit costs associated with grants during 1999 and 1998 amounted to $40,553 and $27,364, respectively. At December 31, 1998, $1,107 of these costs remained unpaid. The payable of $1,107 at December 31, 1998 has been against a recievable from Marken in the accompanying 1998 balance sheet.

The partnership incurred accounting and data processing fees of $7,200 to Marken in each of the years ended December 31, 1999 and 1998.

                                                         12
            RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
            NOTES TO FINANCIAL STATEMENTS - CONTINUED
             YEARS ENDED DECEMBER 31, 1999 AND 1998

7.   Transactions with related parties - continued

Marken allocates certain office and administrative expenses among multiple properties under its management. For the year ended December 31, 1999 and 1998, the Partnership's allocable share of these costs amounted to $8,049 and $5,044, respectively. At December 31, 1999, these costs remained unpaid and have been netted against a reciavable from Marken in the accompanying 1999 balance sheet. In addition, the Partnership purchases various operating and maintenance supplies and services as well as its fuel oil and heating service contract from companies (Interstate Plumbing & Heating Supply Corp., Key Contractors, Inc., and Hampden Contractors, Inc.) affiliated with the General Partners. For the year ended December 3 1, 1999 and 1998, the Partnership incurred costs to Interstate Plumb' & Heating Supply Corp. and Key Contractors, Inc. for capital equipment and operating and maintenance supplies and services in the amounts of $22,368 and $31,045, respectively. For the year ended December 3 1, 1999 and 1998, the Partnership incurred costs to Key Contractors, Inc. for operating and maintenance supplies and services in the amounts of $720 and $4,883, respectively. Additionally, the Partnership incurred costs to Key contractors, Inc. for operating and maintenance supplies and services associated with grants in the amount of $9,000 in 1998. Costs incurred to Hampden Contractors, Inc. for fuel Oil and heating services and to maintain the laundry concession aggregated $61,549 in 1999 and $54,735 in 1998. As of December 31, 1999 and 1998, the Partnership had payables to these affiliates totaling $1,904 and $7,005, respectively.

The partnership shares a site office with other affiliated real estate partnerships. The Partnership is allocated its share of costs incurred to maintain this office. Certain of these costs are reimbursed to the affiliate and amounted to $6,156 in 1999 and $8,870 in 1998. At December 31, 1999, $4,344 of these costs remained unpaid.

Hampden Contractors, Inc. also serves as the general contractor for repairs to the Property caused by a fire in 1999 (see Note
10).

Pursuant to the Partnership Agreement, as last amended, a reporting fee is payable to an affiliate of the Investment Limited Partner for its services in assisting with the preparation of tax returns and other reports to the partners as required by the Partners Agreement. The fee is in an annual amount of $5,500 and is payable from available cash flow from operations. Any unpaid fees shall accrue and be payable on a cumulative basis in the first year in which there is sufficient cash flow from operations or from the proceeds of a capital transaction. A reporting fee in the amount of $5,5 00 was expensed in






                                                         13









                    RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                       NOTES TO FINANCIAL STATEMENTS - CONTINUED
                         YEARS ENDED DECEMBER 31, 1999 AND 1998

7.  Transactions with related parties - continued

the years ended December 3 1, 1999 and 1998. No fees were paid in 1999 or
1998. The Partnership's cumulative liability to the affiliate for these fees at December 31, 1999 and 1998 amounted to $55,000 and $49,500, respectively.

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

8. Grants:

The Partnership was rewarded two grants under the Federally Assisted Low-Income Housing Elimination Grant Program from the U.S. Department of Housing and Urban Development (HUD). The initial granmt was in the amount of $124,960. The Partnership received the entire proceeds of the grant, of which $29, 544 and $95,416 were received in 1999 and 1998, respectively. The grant period expired in 1999. The other grant was awarded to the Partnership in Januray, 1999 in the amount of $125,000. The term of the grant is twelve months beginning March 1, 1999. An extension of up to six months can be obtained with the approval of HUD. The Partnership received proceeds under this grant of $73,746 during 1999. The remaining amount available to be drawn against the grant is $51,254.

The Partnership was also rewarded two grants under the New Approach Anti-Drug Grant Program (formerly known as the Safe Neighborhood Grant Program) from HUD. The initial grant was in the amount of $119,600 and is in a term for twenty-four months beginning May 1, 1998. An extension of up to six months can be obtained with the approval of HUD. As of December 31, 1999, the Partnership has received proceeds under this grant totaling $91,600, all of which was received in 1999. The remaining amount available to be drawn against the grant is $28,000. The other grant was awarded to the Partnership in June, 1999 in the amount of $129,960. The term of the grant is twenty-four months beginning June 1, 1999. The Partnership has not requested any draws against this grant as of December 31, 1999.


14




            RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
            NOTES TO FINANCIAL STATEMENTS - CONTINUED
             YEARS ENDED DECEMBER 31, 1999 AND 1998



8.  Grants - continued:

Expenditures of funds under these grant programs are based upon budgets apporoved by the HUD. Expenditures must be made in compliance with the grant agreements and for the specific purposes of the grant awards. Grant proceeds are received by the Partnership based upon expenditures incurred (cost eimbursement method).

Grant expenditures in excess of grant proceeds are reflected as a recievable in the accompanying balance sheets since these amounts are expected to be reimbursed to the Partnership under the terms of the grants agreements. During 1999, the Partnership paid certain costs totalling $25,918 which are to be reimbursed under the terms of the grants. Accordingly, this amount will be replenished to the Partnership's operating cash account upon its reimbusement.



9.  Contingencies:

The Partnership is required to maintain compliance with the Low-Income Housing Tax Credit Program as a condition to receiving low-income housing tax credits. Failure to comply with the requirements of the Low-income Housing Tax Credit Program or to correct noncompliance a specified time period can result in a recapture of a portion of the tax credits previously taken.

The Partnership recieves federal financial assistance from the U.S. Department of Housing and Urban Development (HUD) under the Drug Elimination and Safe Neighborhood Grant Programs. Expenditures of funds under these programs require compliance with the grant agreements and are subject to audit by HUD. Any disallowed expenditures resulting from such audits become a liability of the Partnership. In the opinion of the Partnership's management, disallowed expenditures, if any, will not have a material effect on the financial position of the Partnerhsip.

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


15
            RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
            NOTES TO FINANCIAL STATEMENTS - CONTINUED
             YEARS ENDED DECEMBER 31, 1999 AND 1998


9. Contingecies - Continues

As a consequence, on June 6, 1995, the City placed a lien on the Property for the unpaid water bill, sewer charges and accumulated interest thereon totaling $94,503. Management is currently attempting to settle this matter with the City. A liability in the amount of approximately $42,785 has been accrued in the accompanying financial statements for 1999 and 1998 and it has been included with accrued expenses other. Management believes, based in part upon the opinion of legal counsel, that the Partnership may be able to settle this matter with the City for an amount approximating the liability recorded in the accompanying financial statements. The ultimate resolution of this matter cannot be determined at the present time. Nevertheless, due to uncertainties in the settlement process, it is at least reasonably possible that management's view of the outcome will change in the near term.

In Septemeber, 1999, the Partnership filed lawsuits against Fleet Bank and Regency Savings Bank, its predecessor and current mortgagees, respectively. The Partnership alleges, among other things, that there are contractual inconsistencies between the mortgage note on the Property and the commitment letter issued by the lender which could have a favorable impact to the Partnership. The lawsuit against Fleet Bank is presently staying pending settlement discussions. The lawsuit against Regenscy Savings Bank was dismissed and an appeal has subsequently been filed. The ultimate outcome of the lawsuits cannot be determined at the present time. Accordingly, no estimates can be made as to the time or the amount, if any, of recoveries to the Partnership.


10.  Involuntary conversion:

On February 28, 1999, the Partnership suffered a loss as a result of a fire which damaged three rental units at the apartment complex. The loss consisted of both physical property damage and related costs and rent loss caused by an interruption to tenant occupancy while the Property was being restored. The Partnership has estimated the aggregate costs to restore the Property to be $60,295. The Partnership plans to file a supplemental claim on this loss in the amount of $14,828. As a result of the fire, a loss of $24,020, has been reflected as a nonoperating expense in the accompanying 1999 statement of operations. Any additional insurance proceeds received from the supplemental claim will be reflected in income when received.

Hampden Contractors, Inc., an affiliate of the General Partners, has acted as the general contractor for the property restoration. At December 31, 1999, the Partnership has a liability to the contractor in the amount of $20,157 for the remaining unpaid costs associated with this loss.

The fire repairs were substantially complete as of December 31, 1999 with the final certificate of occupancy issued on January
10, 2000.



16







                        RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
                       NOTES TO FINANCIAL STATEMENTS - CONTINUED
                         YEARS ENDED DECEMBER 31, 1999 AND 1998



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

12.  Reconciliation to taxable loss:

Reconciliation's of financial statement net loss to taxable loss of the Partnership for the years ended December 31, 1999 and 1998 are as follows:

                                   1999           1998
Net loss per financial statement      ($ 53,208)    ($ 32,446)

Adjustments:
 Excess of tax depreciation
   over book depreciation             (  61,060)        (
 62,553)
 Increase in allowance for doubtful
   Accounts                              20,921                 -
 Rents collected in advance               2,422         (
 3,941)
 Audit adjustments not reflected in
   Tax return                            11,861         (
 39,860)
 Tax adjustments not reflected in
   Financial statements                  39,860                 -
 Miscellaneous other                          -            4,756
                                       --------      --------
Taxable loss per tax return           ($ 39,204)    ($134,044)
                                       ========          ========











17













                               ADDITIONAL INFORMATION


































                RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
      SCHEDULES OF RENTING, ADMINISTRATIVE, OPERATING,
MAINTENANCE,
               TAXES AND INSURANCE, AND INTEREST EXPENSES
                 YEARS ENDED DECEMBER 31, 1999 AND 1998


                                              1999        1998
                                              ----        ----
Administrative Expenses
  Advertising and Promotion                   $    73       $
1,839
  Office Salaries                           22,055         28,143
  Employee Benefits                          4,971         10,406
  Legal                                      3,990            676
  Auditing                                   7,925          8,500
  Telephone                                  4,471          3,698
  Office Expense                            11,954         10,363
  Data Processing Fees/ Bank Charges         9,820          9,530
  Licenses and Permits                         416            240
  Miscellaneous                              9,959          9,591
                                          --------       --------
    Total Administrative Expenses         $ 75,616      $  82,986
                                          ========       ========
Utilities
   Fuel oil                                 55,081      $  46,274
   Electricity                              14,838         13,531
   Water and Sewer                          78,816         93,553
   Gas                                       9,677         13,721
                                          --------       --------
    Total Utilities                       $158,412      $ 167,079
                                           =======       ========

Operating Expenses
  Maintenance Salaries                    $ 19,258      $  25,336
  Cleaning Salaries                          9,580         14,888
  Trash Removal                              8,892          9,785
  Exterminating                              9,204          5,403
  Cleaning Supplies                          1,386          2,003
  Snow Removal                                 948            387
  HVAC Repairs and Maintenance              10,969         12,367
  Repairs Material                          43,144         34,789
  Decorating Supplies and Contract           7,841         16,003
                                          --------       --------
 Total Operating and Maintenance Expenses $111,222      $ 120,961
                                          ========       ========


See independent auditor's report on additional information on
page 1.   18

                RIVERPLACE APARTMENTS LIMITED PARTNERSHIP
      SCHEDULES OF RENTING, ADMINISTRATIVE, OPERATING,
MAINTENANCE,
         TAXES AND INSURANCE, AND INTEREST EXPENSES - CONTINUED
                 YEARS ENDED DECEMBER 31, 1999 AND 1998



                                             1999        1998
                                             ----        ----
Taxes
  Real Estate Taxes                        $ 14,524   $  15,782
  Payroll Taxes                               6,649       8,496
  Other Taxes                                    19          86
                                            -------    --------
    Total Taxes                            $ 21,192   $  24,364
                                           ========    ========
Insurance Expense
  Property and Liability                   $ 44,844   $  44,292
  Workers' Compensation                       2,195       3,105
  Employee Health                             4,450       6,146
                                           --------    --------
  Total Insurance Expenses                 $ 51,489    $ 53,543
                                           ========    ========
Interest Expense
  Interest on Mortgage                     $405,852   $ 412,030
  Other Interest                                355         382
                                           --------    --------
  Total Interest Expense                   $406,207   $ 412,412
                                           ========    ========


















See independent auditor's report on additional information on
page 1.   19






                                             American Affordable
Housing II Limited Partnership
                                           Schedule III - Real
Estate and Accumulated Depreciation

March 31, 2000

                                                  Subsequent
                              Initial             capitalized
Gross amount at which
                           cost to company          Costs**
carried at close of period
                           ---------------        -----------
--------------------------

                                       Buildings
Buildings                Accum.   Con-   Acq-  Depre-
                Encum-                 and im-    Improve-
and im-                  Depre-   struct uired ciation
Description     brances     Land      provements   ments
Land     provements   Total        ciation  Date   Date  Life
-----------------------------------------------------------------
-------------------------------------------------------------
Anthony Garden
Apartments      3,854,588   501,332   2,632,779  1,727,786
501,322   4,360,565   4,861,887    1,243,004   3/89 10/88 5-50

Belen Apts.     1,478,517    54,000   1,468,653    578,398
87,960   2,047,051   2,135,011      856,439  12/88 12/88 5-27.5

Blairview
Associates      1,424,846    80,814   1,705,626    126,309
80,814   1,831,935   1,912,749      892,603  12/88  3/89 5-27.5

Bloomfield
Associates        366,824    11,500     466,419      6,986
11,500     473,405     484,905      208,996   6/88  6/88 5-27.5

Boardman Lake
Apartments        974,163    60,200     590,096    672,641
60,200   1,262,737   1,322,937      568,739   5/89 10/88 5-27.5

Bowdoinham
Associates      1,272,298    95,132     966,112    721,576
65,132   1,687,688   1,752,820      597,004   5/89 11/88 5-27.5

Brewton Ltd.      948,495    72,500   1,211,379      4,023
72,500   1,215,402   1,287,902      537,686   6/88  8/88 5-27.5

                                             American Affordable Housing II
Limited Partnership
                                           Schedule III - Real Estate and
Accumulated Depreciation
                                                              March 31, 2000

                                                  Subsequent
                              Initial             capitalized    Gross amount at
which
                           cost to company          Costs**    carried at close
of period
                           ---------------        -----------
--------------------------

                                      Buildings                        Buildings
Accum.   Con-   Acq-  Depre-
                 Encum-                 and im-   Improve-            and im-
Depre-   struct uired ciation
Description      brances     Land     provements   ments      Land
provements   Total        ciation  Date   Date  Life
--------------------------------------------------------------------------------
----------------------------------------------
Bridgeview        768,089    12,000   1,012,110     16,826    12,000   1,028,936
1,040,936      495,842   5/88  8/88 5-27.5

Brookhollow
Manor, Ltd.       890,626    25,080   1,003,839    196,617    25,080   1,200,456
1,225,536      508,930   8/88 10/88 5-27.5

Carthage Court
Housing         1,271,232    18,000   1,568,266     73,196    24,700   1,641,462
1,666,162      702,559  10/88 12/88 5-27.5

Deer Crossing
Associates      1,176,665    73,102   1,565,336     32,588    73,102   1,600,924
1,674,026      480,699   4/89  4/89 5-27.5

East China
Township          893,956    52,039   1,140,464     18,404    52,039   1,158,868
1,210,907      543,725  11/88  8/88 5-27.5

East Ridge
Associates      1,245,805    70,000   1,602,988      8,132    70,000   1,611,120
1,681,120      618,561   9/88  8/88 5-27.5

Fairbanks Flats*      -0-    40,000     883,522   (883,522)b     -0-         -0-
-0-          -0-  12/88  7/88 5-27.5

Fredericktown
Associates        368,954    20,000     456,784     25,486    20,000     482,270
502,270      204,653   5/88  6/88 5-27.5

* No Financial Statement
                                                             F-20
                                             American Affordable Housing II
Limited Partnership
                                           Schedule III - Real Estate and
Accumulated Depreciation
                                                              March 31, 2000

                                                  Subsequent
                              Initial             capitalized    Gross amount at
which
                           cost to company          Costs**    carried at close
of period
                           ---------------        -----------
--------------------------

                                     Buildings
Buildings              Accum.   Con-   Acq-   Depre-
                Encum-                 and im-    Improve-            and im-
Depre-   struct uired  ciation
Description     brances     Land     provements    ments     Land     provements
Total      ciation  Date   Date    Life
--------------------------------------------------------------------------------
---------------------------------------------
Garden City
Family Hsg.       381,709    14,775     483,300      4,000    14,775     487,300
502,075     177,621   6/88  6/88 5-35

Harbor Hill
Associates      1,214,289    65,132   1,443,798    171,874    65,132   1,615,672
1,680,804     592,031   2/89 11/88 5-27.5

Immokalee
RRH, Ltd.       1,313,544   107,000   1,573,636     17,690   107,000   1,591,326
1,698,326     528,892   3/88  5/88 5-27.5

Kersey Apts.    1,200,725    90,000   1,270,768    254,169    92,040   1,524,937
1,616,977     610,091  10/88 10/88 5-27.5

Kingsley Park
Associates      9,817,656   521,725  12,281,821    145,089   521,725  12,426,910
12,948,635   5,253,016  10/88  3/88 5-27.5

Lake Havasu
Invsmt. Grp.    1,419,469   176,845   1,595,306          0   176,845   1,595,306
1,772,151     514,016   4/88  3/88 5-50

Liberty Center,
Ltd.            1,075,830   198,000   2,480,840     19,338   198,000   2,500,178
2,698,178     704,474  10/88 12/88 5-27.5

Lovington
Housing Assoc.  1,085,725    30,000   1,464,954     92,920    30,000   1,557,874
1,587,874     439,581   2/89  2/89 5-27.5

                                             American Affordable Housing II
Limited Partnership
                                           Schedule III - Real Estate and
Accumulated Depreciation
                                                              March 31, 2000

                                                  Subsequent
                              Initial             capitalized    Gross amount at
which
                           cost to company          Costs**    carried at close
of period
                           ---------------        -----------
--------------------------

                                     Buildings                        Buildings
Accum.    Con-  Acq-   Depre-
                Encum-                 and im-    Improve-             and im-
Depre-   struct uired ciation
Description     brances     Land     provements    ments      Land    provements
Total        ciation   Date  Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Malone Housing
Redevelopment   1,475,345    64,900   1,788,215    162,893    64,900   1,951,108
2,016,008      778,462  11/88 12/88 5-27.5

Maple Tree
Associates      1,231,242    65,132   1,464,954    164,716    65,132   1,629,670
1,694,802      584,177   4/89  5/89 5-27.5

Marionville
Family Hsg.       193,010    19,825     230,104          0    19,825     230,104
249,929       76,153   5/88  6/88 5-35

Michelle Manor
Apartments        903,157   131,945   1,009,687      1,304a  131,945   1,010,991
1,142,936      287,147   9/88 10/88 5-50

Middleburg
Assoc. Ltd.     1,407,240   104,000   1,155,947    261,514   104,000   1,417,461
1,521,461      604,415   3/89 10/88 5-27.5

Nebraska City
Senior Hsg.       416,760    27,119     516,617          0    27,119     516,617
543,736      189,921   7/88  6/88 5-35

Nicollet Island
Historic Homes  1,080,431         0   1,875,059     81,255         0   1,956,314
1,956,314      665,437  12/88 11/88 7-27.5

Paige Hall Ltd. 2,253,150   633,666   2,544,140    706,485         0   3,250,625
3,250,625    1,066,849   4/89  3/89 7-27.5


                                                                 F-22
                                             American Affordable Housing II
Limited Partnership
                                           Schedule III - Real Estate and
Accumulated Depreciation
                                                              March 31, 2000

                                                  Subsequent
                              Initial             capitalized    Gross amount at
which
                           cost to company          Costs**    carried at close
of period
                           ---------------        -----------
--------------------------

                                     Buildings                         Buildings
Accum.    Con-   Acq-   Depre-
                Encum-                and im-    Improve-               and im-
Depre-   struct  uired ciation
Description     brances     Land     provements    ments      Land
provements   Total      ciation    Date   Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Perramond
Associates      1,176,556    88,813   1,487,597     99,968    28,000   1,587,565
1,615,565     479,066    4/89  4/89 7-27.5

Pine Knoll
Devpmt. Co.     1,354,572    45,000     803,220    770,338   199,301   1,573,558
1,772,859     631,160    5/89 10/88 5-27.5

Pine Ridge Ltd. 1,473,827   110,000   1,899,826     13,929   110,000   1,913,755
2,023,755     840,126    6/88  7/88 5-27.5

Pine Terrace
Ltd.            1,186,921    61,500   1,188,396    327,395    61,500   1,515,791
1,577,291     638,866    1/89 12/88 5/27.5

Plattevill
Apartments        542,730    45,000     659,035     71,879    49,607     730,914
780,521     303,409   10/88 10/88 5-27.5

Riverplace
Apts.           4,028,429   175,260   6,463,578    350,997   175,260   6,814,575
6,989,835   2,059,061    3/89  9/88 5-27.5

Sara Pepper
Associates        631,235    67,200     740,378     66,765    22,000     807,143
829,143     264,181   3/88  5/88  5-27.5


Shawmut Ave       632,191    69,325   1,145,503     60,576    69,325   1,206,079
1,275,404     421,937  12/88 11/88  5-34


                                             American Affordable Housing II
Limited Partnership
                                           Schedule III - Real Estate and
Accumulated Depreciation
                                                              March 31, 2000

                                                  Subsequent
                              Initial             capitalized    Gross amount at
which
                           cost to company          Costs**    carried at close
of period
                           ---------------        -----------
--------------------------

                                      Buildings                        Buildings
Accum.    Con-  Acq-   Depre-
                Encum-                 and im-    Improve-              and im-
Depre-   struct uired ciation
Description     brances     Land      provements   ments      Land
provements    Total       ciation    Date  Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Shelbyville FH,
Ltd.              608,328    13,000     736,830          0    13,000     736,830
749,830      236,341   7/88 10/88 5-27.5

Silver Pines
Associates      1,373,754   170,050   1,684,846    119,856    98,500   1,804,702
1,903,202      556,851   8/88  8/88 5-27.5

Springfield Ltd.1,432,134    66,000   1,864,463     30,670    66,000   1,895,133
1,961,133      845,446   3/88  5/88 5-27.5

Stokes Rowe
Ltd. Ptnrshp.   1,054,279     7,321   1,914,238      5,168     7,321   1,919,406
1,926,727      558,715   6/88  6/88 5-27.5

Suncrest, Ltd.    966,275    50,000   1,141,518      4,176    50,000   1,145,694
1,195,694      361,443   5/88 10/88 5-27.5

Village Chase of
Zephyrhills,
Ltd.            1,482,188   151,350     490,589  1,332,111   151,350   1,822,700
1,974,050      764,557   4/89 12/88 7-27.5

Village Walk of
Zephyrhills,
Ltd.            1,387,435   133,650     619,248  1,077,169   133,650   1,696,417
1,830,067      703,838   3/89 12/88 7-27.5




                                             American Affordable Housing II
Limited Partnership
                                           Schedule III - Real Estate and
Accumulated Depreciation
                                                              March 31, 2000

                                                  Subsequent
                              Initial             capitalized    Gross amount at
which
                           cost to company          Costs**    carried at close
of period
                           ---------------        -----------
--------------------------

                                     Buildings                        Buildings
Accum.    Con-   Acq-   Depre-
                Encum-                and im-    Improve-              and im-
Depre-  struct  uired ciation
Description     brances     Land     provements    ments      Land    provements
Total       ciation    Date   Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Warren
Properties,
Ltd.            1,393,074    70,000   1,648,427      9,720     70,000
1,658,147   1,728,147     542,503  10/88 10/88  5-27

Washington
Mews LP.          818,712    55,225   1,921,104    (81,037)    55,225
1,840,067   1,895,292     764,170  12/88  8/88  5-27.5

Wilder
Associates      1,206,579    62,947   1,519,472     90,417     62,947
1,609,889   1,672,836     583,728   1/89 11/88  5-27.5

Wildwood Villas 1,469,259   100,960   1,872,065      7,686    100,960
1,879,751   1,980,711     811,440   9/88  9/88  5-27.5
               ---------- ---------  ----------  ---------  ---------  ---------
-  ----------  ----------
               67,622,818 4,978,364  81,253,852  9,776,176  4,292,033
91,030,028  95,322,061  33,898,561
               ========== =========  ==========  =========  =========
==========  ==========  ==========

Since the Operating Partnerships maintain a calendar year end the information reported on this schedule is as of December 31, 1999.
a Decrease due to reallocation of acquistion costs.
b Decrease due to impairment.
**There were no carrying costs as of December 31, 1999. The column has been ommitted for presentation purposes


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
                                                                  -----------
Balance at close of period - 03/31/95............................$101,044,447


Notes to Schedule III-Continued
American Affordable Housing II Limited Partnership

Reconciliation of Land, Building & Improvements current year changes-Continued

Balance at close of period - 03/31/95............................$101,044,447

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     367,972
    Other............................................           0
                                                      -----------
                                                                 $    367,972
  Deductions during period:
    Cost of real estate sold.........................$(6,044,508)
    Other............................................   (818,769)
                                                      ----------
                                                                 $ (6,863,277)
                                                                  -----------
Balance at close of period - 03/31/96............................$ 94,549,142

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     246,897
    Other............................................           0
                                                      -----------
                                                                 $    246,897
  Deductions during period:
    Cost of real estate sold.........................$         0
    Other............................................   (383,000)
                                                      ----------
                                                                 $   (383,000)
                                                                  -----------
Balance at close of period - 03/31/97............................$ 94,413,039

Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................
    Other............................................     821,235
                                                      -----------
                                                                 $     821,235
  Deductions during period:
    Cost of real estate sold.........................$         0
    Other............................................          0
                                                      ----------
                                                                 $           0
                                                                  -----------
Balance at close of period - 03/31/98............................$ 95,234,274
                                                                  ===========
                                         F-27
Notes to Schedule III-Continued
American Affordable Housing II Limited Partnership

Reconciliation of Land, Building & Improvements current year changes-Continued

Balance at close of period -
03/31/98............................$ 95,234,274

Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     571,607
    Other............................................           0
                                                      -----------

$    571,607
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................
(883,522)
                                                      -----------

$    (883522)

-----------
Balance at close of period -
03/31/99............................$ 94,922,359


Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................
(1,527025)
    Other............................................           0
                                                      -----------

$ (1,527,025)
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------

$          0

-----------
Balance at close of period -
03/31/00............................$ 95,322,061

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

Balance at close of period -
3/31/98.................................$28,427,132

  Current year
expense.....................................$2,572,341

---------

Balance at close of period -
3/31/99.................................$30,999,473


Current year
expense.....................................$2,340,373

-----------

Balance at close of period -
3/31/00.................................$33,898,561

==========