Form 10-Q
period 2000-06-30
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 2000-08-16
CIK 815024

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended  June 30, 2000
                                     ------------------
                                              or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from           to
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

          AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
          --------------------------------------------------
                      QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTER ENDED JUNE 30, 2000
               ------------------------------------------


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



 PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K

            Signatures

           American Affordable Housing II Limited Partnership

                                BALANCE SHEETS

                                    ASSETS

                                             June 30,    March
31,                                                      2000
2000
                                             (Unaudited)
(Audited)
                                             -----------
----------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (note D)                     $2,097,975
$2,169,618

OTHER ASSETS
   Cash and cash equivalents                     20,197
12,021
   Notes receivable                              40,000
40,000
   Other assets                                   8,849
8,849
                                              ---------        --
-------

                                             $2,167,021
$2,230,488
                                              =========
=========     .

                                 LIABILITIES

Accounts payable affiliates                  $5,063,033
$4,949,165
Accounts payable                                      -
-
                                              ---------        -
--------
                                              5,063,033
4,949,165
                                              ---------        -
--------

PARTNERS' CAPITAL
   Limited Partners
     Units of limited partnership
     interest, $1,000 stated value per
     unit; issued and outstanding,
     26,501 units (note A)                   (2,637,146)
(2,461,584)

   General Partners                            (258,866)
(257,093)
                                              ---------        --
-------
                                             (2,896,012)
(2,718,677)
                                              ---------        --
-------

                                             $2,167,021
$2,230,488
                                              =========
=========



     The accompanying notes are an integral part of these statements.

                                       1

              American Affordable Housing II Limited Partnership

                           STATEMENTS OF OPERATIONS

                         Three Months Ended June 30,

                                 (Unaudited)

                                                  2000
1999
Income                                            ----
----
  Interest income                             $      62     $
51
  Other income                                    4,079
3,846
                                                 ------
------

                                                  4,141
3,897
                                                 ------
------

Share of loss from Operating
  Partnerships (note D)                         (70,363)
(62,067)
                                                 ------
------

Expenses
  Professional fees                              10,578
-
  General and administrative expenses             5,785
7,396
  Asset management fees (note C)                 94,750
98,178
                                                -------
-------

                                                111,113
105,574
                                                -------
-------

  NET LOSS                                    $(177,335)
$(163,744)
                                               ========
========

Net loss allocated to general partners        $( 1,773)   $
(1,637)
                                               ========
========

Net loss allocated to limited partners        $(175,562)
$(162,107)
                                               ========
========

Net loss per unit of limited
  partnership interest                        $     (7)   $
(6)
                                               ========
========





       The accompanying notes are an integral part of these statements.


                                       2
           American Affordable Housing II Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                       Three Months Ended June 30, 2000

                                 (Unaudited)



                                Limited        General
                                Partners       Partners
Total
                                --------       --------
-----


Partners' capital (deficit),
    April 1, 2000            $(2,461,584)    $(257,093)
$(2,718,677)


Net loss                        (175,562)       (1,773)
(177,335)
                               ---------      --------    -------
---


Partners' capital (deficit),
June 30, 2000                $(2,637,146)    $(258,866)
$(2,896,012)
                               =========       =======
=========



















       The accompanying notes are an integral part of these statements.

                                        3

              American Affordable Housing II Limited Partnership

                           STATEMENTS OF CASH FLOWS

                   Three Months Ended June 30,

                                 (Unaudited)

                                               2000         1999
                                               ----         ----
Cash flows from operating activities:
    Net loss                               $(177,335)
$(163,744)
    Adjustments
       Cash flow from Operating
         Partnerships                          1,280        1,280
       Share of loss of Operating
         Partnerships                         70,363       62,067
    Changes in assets and liabilities
       Decrease (Increase) in other
         assets                                    -           -
       Increase in accounts payable
         and accrued expenses                113,868      108,769
                                             -------     -------

         Net cash provided by (used in)
           operating activities                8,176        8,372
                                             -------     -------


         INCREASE (DECREASE) IN CASH           8,176        8,372

Cash and cash equivalents, beginning          12,021        9,857
                                             -------     -------

Cash and cash equivalents, ending           $ 20,197    $  18,229
                                              ======      =======





       The accompanying notes are an integral part of these statements.

                                        4
                American Affordable Housing II Limited
Partnership

                        NOTES TO FINANCIAL STATEMENTS
                           June 30, 2000
                              (Unaudited)

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

       The condensed financial statements included herein as of June 30, 2000 and for the three months then ended have been prepared by the
Registrant, without audit, pursuant to the rules and regulations of the
Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report Statement on Form 10-K.

       The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the fiscal year ending
March 31, 2001.

                                       5
             American Affordable Housing II Limited Partnership
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              June 30, 2000
                                 (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

       An annual asset management fee based on 0.5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued as payable to Boston Capital Asset Management Limited Partnership. The annual asset management fee accrued for the quarters ended June 30, 2000 and 1999 was $105,568 for both years.

       Affiliates of the General Partner have advanced $230,584 to the
Partnership to pay certain operating expenses of the Partnership, and make advances and/or loans to Operating Partnerships. This and any additional advances will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

      The Partnership has also accrued certain affiliate administrative expenses, including but not limited to travel, printing, salaries, postage, and overhead allocations, totaling
$15,230.


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

       At June 30, 2000 and 1999, the Partnership had limited partnership equity interests in forty nine and fifty Operating
Partnerships, respectively, each of which owned an apartment complex.

       Under the terms of the Partnership's investment in each Operating
Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments upon each Operating Partnership achieving specified levels of construction and/or operations. At June 30, 2000 and 1999, all such capital contributions had been paid to the Operating Partnerships.

       The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period.
Accordingly, the current financial results available for the Operating
Partnerships are for the three months ended March 31, 2000.

              American Affordable Housing II Limited Partnership
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              June 30, 2000
                                 (Unaudited)

                COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS-Continued

        The unaudited combined summarized statements of operations of the
Operating Partnerships for the three months ended March 31, 2000 and 1999
are as follows:

                                          2000             1999
 Revenues                                 ----             ----
  Rental income                      $ 2,399,802      $ 2,462,301
  Interest and other                     151,365           69,923
                                      ----------       ----------
                                       2,551,167        2,532,224
                                      ----------       ----------
Expenses
  Interest expense                       712,601          730,172
  Depreciation and amortization          707,302          705,929
  Operating expenses                   1,788,249        1,612,969
                                      ----------       ----------
                                       3,208,152        3,049,070
                                      ----------       ----------

          NET LOSS                   $  (656,985)     $
(516,846)
                                      ==========       ==========
Net loss allocated to American
  Affordable Housing II Limited
  Partnership                        $   (70,363)     $
(62,067)
                                      ==========       ==========
Net loss allocated to other partners $    (6,570)     $   (
5,168)
                                      ==========       ==========
Net loss suspended                   $  (580,052)     $
(449,609)
                                      ==========       ==========

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

              American Affordable Housing II Limited Partnership

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                              June 30, 2000

                                 (Unaudited)

NOTE E - TAXABLE LOSS

     The Partnership's taxable loss for the year ended December
31,
2000 is expected to differ from its loss for financial reporting purposes for the year ended March 31, 2001. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.
































                                       8
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

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


     The Partnership is currently accruing the annual asset management fee.
Asset management fees accrued during the quarter ended June 30, 2000 were $105,568 and total asset management fees accrued as of June 30, 2000 were $4,817,218. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.


     The Partnership has recognized other income as of June 30, 2000 in the amount of $4,079. The total represents distributions from Operating Partnerships which the Partnership normally would record as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.


     The Partnership has recorded $5,063,033 as payable to affiliates. This represents advances to pay certain third party operating expenses of the Partnership, advances and/or loans to Operating Partnerships, accrued partnership management fees, and accrued overhead allocations. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or the proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.


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







Capital Resources
-----------------

    The Partnership received $26,501,000 in subscriptions for Units (at
$1,000 per Unit) during the period February 2, 1988 to September
21, 1988
pursuant to the Public Offering, resulting in net proceeds available for investment in Operating Partnerships (after payment of acquisition fees and expenses and funding of a reserve) of $18,550,700. The Partnership had committed to investments requiring cash payments of $18,613,764, all of which had been paid at June 30, 2000. At June 30, 2000 the Partnership held working capital of $20,197.

Results of Operations
---------------------

     As of June 30, 2000 and 1999 the Partnership held limited partnership interests in 49 amd 50 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

     As of June 30, 2000 and 1999 the Qualified Occupancy of the
Operating Partnership's was 99.8% and 99.8%, respectively.  The
Partnership had a total of 49 properties at June 30, 2000 of which 46 were at 100% Qualified Occupancy.

     The Partnership had invested in a total of 49 and 50 Operating Partnerships as of June 30, 2000 and 1999, respectively. During the quarters ended June 30, 2000 and 1999, the Partnership received $5,389 and $5,126, respectively, in distributions of cash flow and $10,818 and $7,390, respectively, of reporting fees from the Operating Partnerships. Of the total cash flow received in the quarters ended June 30, 2000 and 1999, $4,079 and $4,394, respectively, was recorded as miscellaneous income instead of as a decrease in Investments in Operating Limited Partnerships, due to the equity method of accounting. No other significant sources of income are anticipated.







     The Partnership incurred an annual asset management fee to Boston
Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual asset management fee incurred, net of reporting fees received, during the quarters ended June 30, 2000 and 1999 was $108,465 and $98,178, respectively.

     Historically, the financial statements of Rouse Stokes Rowe Housing Associates, L.P. have been prepared assuming that the Operating Partnership will continue as a going concern. Despite high occupancy, the property suffers from cash flow deficits related to excessive operating expenses. As a result, both of the Operating Partnership's mortgages are in technical default for non-payment and as such the entire balance has been classified as a current liability. (The first permanent loan is payable to the stockholder of Southwark Realty, an affiliate of the Operating General Partner). To date, efforts to reduce operating expenses have not been successful. Due to its small size, the property has been unable to take advantage of efficiencies of scale, which might lower expenses and improve operations. At this time, the Investment General Partner is
drafting an action plan which incorporates   items identified and
suggestions made in the most recent site visit report. This action plan will be reviewed with the Operating General Partner upon completion and is intended to improve the partnership's compliance with Section 42.

     Occupancy at Lovington Housing Associates, L.P. (Southview Place Apartments) experienced a downturn during the past four quarters. The local economy and tenant population were adversely impacted by the decline of local oil production. The management company indicated that occupancy improvements are contingent on the recovery of the local economy. Western States Housing was unsuccessful in obtaining financing for deferred maintenance, particularly interior and exterior painting, however funds for these items are bring funded through the replacement reserve account and operating cash as it becomes available, this year the exterior of three buildings have been painted. Exterior painting of the fourth building is expected to be completed in September of this year. Although the replacement reserve account is under funded, the property remains in compliance with a workout plan to cure the deficit. A site visit performed by a third party consultant in November 1999 confirmed the existence of deferred maintenance items.

     In May 1999, the General Partner of the Investment Limited Partnership for East Ridge Associates Limited Partnership (East Ridge Estate) received a copy of a Notice of Acceleration and Demand for Payment, filed by the United States Department of Agriculture (USDA). The General Partner of the Operating Partnership filed an appeal with the National Appeals in November 1999 and the decision to accelerate the mortgage was upheld by the USDA National Appeals Division on January 31, 2000. The Operating General Partner has been negotiating a workout plan with Maine Rural Development. However, no actions on the acceleration will be made until a decision has been reached on a motion made by Maine Rural Development to overturn the decision to change the management company from R & K Oxford to Stanford
Mgt, LLC, an affiliated company.                       11
 A decision on the management agent is expected by the end of
August 2000.
 The partnership continues  to suffer from ongoing operating
deficits, a     delinquent mortgage, under funded reserves, and
low occupancy. The General Partner of the Operating Partnership is currently working with Maine Rural Development to develop a strategy to address the current problematic areas. A third party consultant performed a unit-by-unit site visit in June 2000 with Maine Rural Development; the exterior of the building was in poor condition and requires capital improvements, the unit interiors were in excellent condition, the common areas were in fair condition, and the landscaping needed attention. Maine Rural Development has allowed the property to admit non-elderly tenants that are income qualified due to a change in the demographics of the marketplace of the Southwest Harbor. Maine Rural Development is currently issuing waivers at East Ridge on a case-by-case basis, which has increased the occupancy. The Operating Partnership's average physical occupancy for 1999 was 78% and for the first six months of 2000 was 86%. The low occupancy at the project has been the resulted of the expiration of a rental assistance contract with Maine State Housing Authority. The Investment General Partner will continue to monitor the negotiations between the Operating General Partner and Maine Rural Development.


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



                                American Affordable Housing II
                                Limited Partnership



                           By:  Boston Capital Associates Limited
                                Partnership



                           By:  C&M Associates, d/b/a
                                Boston Capital Associates,



Date: August 15, 2000    By:
                                   ---------------------------
                                   John P. Manning, Partner























