Form 10-Q
period 2000-09-30
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 2000-11-20
CIK 815024

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2000

                                              or

( )   TRANSITION REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to _______
Commission file number        0-17696

AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

Massachusetts	04-2992309
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

One Boston Place, Suite 2100, Boston, Massachusetts  02108
(Address of principal executive offices)           (Zip Code)

Registrants telephone number, including area code (617)624-8900

(Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No	_

AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED September 30, 2000

TABLE OF CONTENTS

FOR THE QUARTER ENDED sEPTEMBER 30, 2000

BALANCE SHEETS *

STATEMENTS OF OPERATIONS

Three Months Ended september 30, *

six months ended september 30, 5

STATEMENTS OF CHANGES IN PARTNERS CAPITAL 6

STATEMENTS OF CASH FLOWS

THREE Months Ended september 30, 7

six months ended september 30,

NOTES TO FINANCIAL STATEMENTS

NOTE A - ORGANIZATION 8

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES 8

Cost

NOTE C - RELATED PARTY TRANSACTIONS 9

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS 10

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS 11

Liquidity 12

Capital Resources 13

Results of Operations 13

PART II - OTHER INFORMATION 15

SIGNATURES 16

American Affordable Housing II Limited Partnership

BALANCE SHEETS

ASSETS

	September 30, 2000 (Unaudited)	March 31, 2000 (Audited)

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 2,031,206	$ 2,169,618

OTHER ASSETS
Cash and cash equivalents	3,019	12,021
Notes receivable	40,000	40,000
Other assets	11,734	8,849

	$ 2,085,959	$ 2,230,488

LIABILITIES

Accounts payable affiliates	5,177,748	4,949,165
Accounts payable	-	-
	5,177,748	4,949,165

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $1,000 stated value per unit; issued and outstanding, 26,501 units (note A)	(2,830,965)	(2,461,584)
General Partners	(260,824)	(257,093)
	(3,091,789)	(2,718,677)
	$ 2,085,959	$ 2,230,488

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

	2000	1999

Income
Interest income	$ 76	$ 78
Other income	-	-
	76	78

Share of loss from Operating Partnerships(Note D)	(66,768)	(46,385)

Expenses
Professional fees	15,000	26,000
General and administrative expenses	3,618	3,627
Asset management fees (note C)	110,465	110,465
	129,083	140,092

NET LOSS	$(195,775)	$ (186,399)

Net loss allocated to general partners	$ (1,958)	$ (1,864)

Net loss allocated limited partners	$(193,817)	$ (184,535)

Net loss per unit of limited partnership interest	$ (7)	$ (7)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2000	1999

Income
Interest income	$ 137	$ 129
Other income	4,079	3,846
	4,216	3,975

Share of loss from Operating Partnerships(Note D)	(137,131)	(108,452)

Expenses
Professional fees	25,578	27,000
General and administrative expenses	9,405	10,024
Asset management fees (note C)	205,214	208,642
	240,197	245,666

NET LOSS	$ (373,112)	$ (350,143)

Net loss allocated to general partners	$ (3,731)	$ (3,501)

Net loss allocated limited partners	$ (369,381)	$ (346,642)

Net loss per unit of limited partnership interest	$ (14)	$ (13)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total

Partners Capital (deficit) April 1, 2000	$(2,461,584)	$(257,093)	$(2,718,677)

Net loss	(369,381)	(3,731)	(373,112)

Partners capital (deficit), September 30, 2000	$(2,830,965)	$(260,824)	$(3,091,789)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2000	1999
Cash Flows from operating activities:

Net Loss	$ (373,112)	$ (350,143)
Adjustments
Cash flow from Operating Partnerships	1,281	1,280
Share of Loss from Operating Partnerships	137,131	108,452
Changes in assets and liabilities
(Decrease) Increase in other assets	(2,885)	-
Increase in accounts payable and accrued expenses	228,583	244,746

Net cash provided by (used in) Operating activities	(9,002)	4,335

INCREASE (DECREASE) IN CASH	(9,002)	4,335

Cash and cash equivalents, beginning	12,021	9,857

Cash and cash equivalents, ending	$ 3,019	$ 14,192

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS
September 30, 2000
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2000 and for the three and six months then ended have been prepared by the
Registrant, without audit, pursuant to the rules and regulations of the
Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report Statement on Form
10-K.

The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the fiscal year ending
March 31, 2001.

American Affordable Housing II Limited Partnership
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
September 30, 2000
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

An annual asset management fee based on 0.5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued as payable to Boston Capital Asset Management Limited Partnership.
The annual asset management fee accrued for the quarters ended September 30,
2000 and 1999 was $110,465 for both years.

Affiliates of the General Partner have advanced $233,469 to the
Partnership to pay certain operating expenses of the Partnership, and make advances and/or loans to Operating Partnerships. These and any additional advances will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating
Partnerships.

The Partnership has also accrued certain affiliate administrative expenses, including but not limited to travel, printing, salaries, postage, and overhead allocations, totaling $16,595.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2000 and 1999, the Partnership had limited partnership equity interests in forty nine and fifty Operating Partnerships, respectively, each of which owned an apartment complex.

Under the terms of the Partnership's investment in each Operating
Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments upon each Operating Partnership achieving specified levels of construction and/or operations. At September 30, 2000 and 1999, all such capital contributions had been paid to the Operating Partnerships.

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period.
Accordingly, the current financial results available for the Operating
Partnerships are for the six months ended June 30, 2000.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS
September 30, 2000
(Unaudited)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

The unaudited combined statements of operations of the Operating
Partnerships for the six months ended June 30, 2000 and 1999 are as follows:

	2000	1999

Revenues
Rental income	$ 4,828,526	$ 4,889,449
Interest and other	242,204	157,657

	5,070,730	5,047,106

Expenses
Interest expense	1,452,258	1,427,509
Depreciation and amortization	1,398,919	1,454,246
Operating expenses	3,428,264	3,138,443
	6,279,441	6,020,198

NET LOSS	$(1,208,711)	$ (973,092)

Net loss allocation to American Affordable Housing II Limited Partnership	$ (137,131)	$ (108,452)

Net loss allocated to other partners	$ (12,087)	$ (9,731)

Net loss suspended	$(1,059,493)	$ (854,909)

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

American Affordable Housing II Limited Partnership
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
September 30, 2000
(Unaudited)

NOTE E - TAXABLE LOSS

The Partnership's taxable loss for the year ended March 31,
2001 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

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
Asset management fees accrued during the quarter ended September 30, 2000 were
$110,464 and total asset management fees accrued as of September 30, 2000 were
$4,927,683. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from
Operating Partnerships, which will be used to satisfy such liabilities.

The Partnership has recognized other income as of September 30, 2000 in the amount of $4,079. The total represents distributions from Operating
Partnerships which the Partnership normally would record as a decrease in the
Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership has recorded $5,177,748 as payable to affiliates. This represents advances to pay certain third party operating expenses of the
Partnership, advances and/or loans to Operating Partnerships, accrued partnership management fees, and accrued overhead allocations. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or the proceeds of sales or refinancing of the
Partnership's interest in Operating Partnerships.

Cash flow and reporting fees will be added to the Partnership's working capital and will be available to meet future third party obligations of the
Partnership. The Partnership is currently pursuing, and will continue to aggressively pursue, available cash flow and reporting fees and anticipates that the amount collected will be sufficient to cover future third party operating expenses.

Capital Resources

The Partnership received $26,501,000 in subscriptions for Units (at
$1,000 per Unit) during the period February 2, 1988 to September 21, 1988 pursuant to the Public Offering, resulting in net proceeds available for investment in Operating Partnerships (after payment of acquisition fees and expenses and funding of a reserve) of $18,550,700. The Partnership had committed to investments requiring cash payments of $18,613,764, all of which had been paid at September 30, 2000. At September 30, 2000 the Partnership
held working capital of $3,019.

Results of Operations

As of September 30, 2000 and 1999 the Partnership held limited partnership interests in 49 and 50 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each
Apartment Complex which initially complied with the Minimum Set-Aside Test
(i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards)
is referred to hereinafter as "Qualified Occupancy." Each of the Operating
Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

As of September 30, 2000 and 1999 the Qualified Occupancy of the Operating
Partnership's was 99.8% and 99.8%, respectively. The Partnership had a total of 49 properties at September 30, 2000 of which 46 were at 100% Qualified
Occupancy.

The Partnership had invested in a total of 49 and 50 Operating Partnerships as of September 30, 2000 and 1999, respectively. During the quarters ended
September 30, 2000 and 1999, the Partnership received $5,389 and $1,636, respectively, in distributions of cash flow and $10,818 and $2,000, respectively, of reporting fees from the Operating Partnerships. Of the total cash flow received in the quarters ended September 30, 2000 and 1999, $4,079 and $1,636, respectively, was recorded as miscellaneous income instead of as a decrease in Investments in Operating Limited Partnerships, due to the equity method of accounting. No other significant sources of income are anticipated.

The Partnership incurred an annual asset management fee to Boston
Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual asset management fee incurred, net of reporting fees received, during the quarters ended September 30, 2000 and 1999 was $110,465.

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

Occupancy at Lovington Housing Associates, L.P. (Southview Place Apartments) experienced a downturn during the past four quarters. The local economy and tenant population were adversely impacted by the decline of local oil production. The management company indicated that occupancy improvements are contingent on the recovery of the local economy. Western States Housing was unsuccessful in obtaining financing for deferred maintenance, particularly interior and exterior painting, however funds for these items are being funded through the replacement reserve account and operating cash as it becomes available. This year, three of four buildings exteriors have been painted, with the fourth schedule for late fall 2000. Although the replacement reserve account is under funded, the property remains in compliance with a workout plan to cure the deficit.

East Ridge Associates Limited Partnership (East Ridge Estate) received a copy of a Notice of Acceleration and Demand for Payment, filed by the United States Department of Agriculture (USDA), in May 1999. The General Partner of the Operating Partnership filed an appeal with the National Appeals in November 1999 and the decision to accelerate the mortgage was upheld by the USDA National Appeals Division on January 31, 2000. No actions on the acceleration will be made until a decision has been reached on a motion made by Maine Rural Development to overturn the decision to change the management company from R & K Oxford to Stanford Mgt, LLC, an affiliated company. The Operating General Partner intends to file a workout plan with Maine Rural Development pending a decision on the management company.

A decision on the management agent was not reached by the end of the third quarter. The partnership continues to suffer from ongoing operating deficits, a delinquent mortgage, under funded reserves, and low occupancy, Additionally, the physical condition of the property has suffered due to deferred maintenance at the property. The exterior of the building is in poor condition and requires capital improvements, the unit interiors are in excellent condition, the common areas are in fair condition, and the landscaping needs attention. Maine Rural Development has allowed the property to admit non-elderly tenants that are income qualified due to a change in the demographics of the marketplace of the Southwest Harbor. The third quarter occupancy was 99% as a result of Maine Rural Development issuing waivers at East Ridge on a case-by-case basis.

The Operating Partnership's average physical occupancy for 1999 was 78% and for the first nine months of 2000 was 90%. The historically low occupancy at the project resulted from the expiration of a rental assistance contract with Maine State Housing Authority. The Investment General Partner will continue to monitor the negotiations between the Operating General Partner and Maine Rural Development.

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

American Affordable Housing II
Limited Partnership

By: Boston Capital Associates Limited
Partnership

By: C&M Associates, d/b/a
Boston Capital Associates,

Date: November 20, 2000 By: /s/John P. Manning
---------------------------

John P. Manning, Partner