Form 10-Q
period 2000-12-31
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 2001-02-20
CIK 815024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2000

or

/ /TRANSITION REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES

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

617-624-8900

(Registrants telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	/X/	No	/ /

AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2000

TABLE OF CONTENTS

FOR THE QUARTER ENDED DECEMBER 31, 2000

Balance_Sheets *

Statements_of_Operations 4

Three_Months_Ended_December_31

Nine_Months_Ended_December_31

Changes_in_Partners_Capital 6

Statements_of_Cash_Flows 7

Notes_to_Financial_Statements 8

Note_A_Accounting

Note_B_Accounting

Combined_Statements_of_Operations 10

NOTE_E_TAXABLE_LOSS

Liquidity 11

Capital_Resources 12

Results_of_Operations 13

Part_II_Other_Information 15

Signatures 16

American Affordable Housing II Limited Partnership

BALANCE SHEETS

ASSETS

	December 31, 2000 (Unaudited)	March 31, 2000 (Audited)

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 1,991,692	$ 2,169,618

Cash and cash equivalents	36,662	12,021
Notes receivable	-	40,000
Other assets	11,734	8,849

	$ 2,040,088	$ 2,230,488

LIABILITIES

Accounts payable affiliates	5,265,317	4,949,165
Accounts payable	-	-
	5,265,317	4,949,165

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $1,000 stated value per unit; issued and outstanding, 26,501 units (note A)	(2,963,071)	(2,461,584)
General Partners	(262,158)	(257,093)

	(3,225,229)	(2,718,677)

	$ 2,040,088	$ 2,230,488

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

	2000	1999

Income
Interest income	$ 18,909	$ 57
Other income	-	1,636
	18,909	1,693

Share of loss from Operating Partnerships(Note D)	(39,515)	(37,893)

Expenses
Professional fees	2,013	1,642
General and administrative expenses	1,357	8,517
Asset management fees (note C)	109,465	108,465
	112,835	118,624

NET LOSS	$(133,441)	$ (154,824)

Net loss allocated to general partners	$ (1,334)	$ (1,548)

Net loss allocated limited partners	$(132,107)	$ (153,276)

Net loss per unit of limited partnership interest	$ (5)	$ (6)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2000	1999

Income
Interest income	$ 19,046	$ 186
Other income	4,079	5,482

	23,125	5,668

Share of loss from Operating Partnerships(Note D)	(176,646)	(146,345)

Expenses
Professional fees	27,591	28,642
General and administrative expenses	10,761	18,540
Asset management fees (note C)	314,679	317,107

	353,031	364,289

NET LOSS	$ (506,552)	$ (504,966)

Net loss allocated to general partners	$ (5,065)	$ (5,050)

Net loss allocated limited partners	$ (501,487)	$ (499,916)

Net loss per unit of limited partnership interest	$ (19)	$ (19)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total

Partners Capital (deficit) April 1, 2000	$(2,461,584)	$(257,093)	$(2,718,677)

Net loss	(501,487)	(5,065)	(506,552)

Partners capital (deficit), December 31, 2000	$(2,963,071)	$(262,158)	$(3,225,229)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2000	1999
Cash Flows from operating activities:

Net Loss	$ (506,552)	$ (504,966)
Adjustments
Cash flow from Operating Partnerships	1,281	1,281
Share of Loss from Operating Partnerships	176,646	146,345
Changes in assets and liabilities:
(Decrease) Increase in other assets	37,114	-
Increase in accounts payable and accrued expenses	316,152	355,426

Net cash provided by (used in) operating activities	24,641	(1,914)

INCREASE (DECREASE) IN CASH	24,641	(1,914)

Cash and cash equivalents, beginning	12,021	9,857

Cash and cash equivalents, ending	$ 36,662	$ 7,943

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2000
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2000 and for the three and nine months then ended have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements are read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report Statement on Form 10-K.

The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the fiscal year ending March 31, 2001.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2000

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

An annual asset management fee based on 0.5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued as payable to Boston Capital Asset Management Limited
Partnership. The annual asset management fee accrued for the quarters ended December 31, 2000 and 1999 was
$110,465 for both years.

Affiliates of the General Partner have advanced $193,469 to the Partnership to pay certain operating expenses of the Partnership, and make advances and/or loans to Operating Partnerships. These and any additional advances will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the
Partnership's interests in Operating Partnerships.

The Partnership has also accrued certain affiliate administrative expenses, including but not limited to travel, printing, salaries, postage, and overhead allocations, totaling $17,041.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2000 and 1999, the Partnership had limited partnership equity interests in forty nine and fifty Operating Partnerships, respectively, each of which owned an apartment complex.

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

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating
Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2000.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2000
(Unaudited)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

The unaudited combined statements of operations of the Operating
Partnerships for the Nine months ended September 30, 2000 and 1999 are as follows:

	2000	1999

Revenues
Rental income	$ 7,254,845	$ 7,306,032
Interest and other	349,493	242,748

	7,604,338	7,548,780

Expenses
Interest expense	2,176,126	2,149,780
Depreciation and amortization	2,152,707	2,173,154
Operating expenses	4,974,739	4,644,792
	9,305,573	8,967,726

NET LOSS	$ (1,701,235)	$ (1,418,946)

Net loss allocation to American Affordable Housing II Limited Partnership	$ (176,646)	$ (146,345)

Net loss allocated to other partners	$ (17,012)	$ (14,189)

Net loss suspended	$(1,507,577)	$ (1,258,412)

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

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2000

(Unaudited)

NOTE E - TAXABLE LOSS

The Partnerships taxable loss for the year ended March 31, 2001 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the
Operating Partnerships and also differences between the equity method of accounting and IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

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
Asset management fees accrued during the quarter ended December 31, 2000 were $110,464 and total asset management fees accrued as of December 31, 2000 were $5,038,147. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating
Partnerships, which will be used to satisfy such liabilities. The Partnership has recognized other income as of
December 31, 2000 in the amount of $4,079. The total represents distributions from Operating Partnerships which the Partnership normally would record as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income. The Partnership has recorded $5,265,316 as payable to affiliates. This represents advances to pay certain third party operating expenses of the Partnership, advances and/or loans to Operating Partnerships, accrued partnership management fees, and accrued overhead allocations. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or the proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.

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
The Partnership had committed to investments requiring cash payments of $18,613,764, all of which had been paid at December 31, 2000. At December 31, 2000 the Partnership held working capital of $36,662.

Results of Operations

As of December 31, 2000 and 1999 the Partnership held limited partnership interests in 49 and 50 Operating
Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating
Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified
Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

As of December 31, 2000 and 1999 the Qualified Occupancy of the Operating Partnership's was 99.8% for both years. The Partnership had a total of 49 properties at December 31, 2000 of which 46 were at 100% Qualified Occupancy.

The Partnership had invested in a total of 49 and 50 Operating Partnerships as of December 31, 2000 and 1999,
respectively. During the quarters ended December 31, 2000 and 1999, the Partnership received $0 and $1,636, respectively, in distributions of cash flow and $1,000 and $2,000, respectively, of reporting fees from the
Operating Partnerships. Of the total cash flow received in the quarters ended December 31, 2000 and 1999, $0 and $1,636, respectively, was recorded as miscellaneous income instead of as a decrease in Investments in
Operating Limited Partnerships, due to the equity method of accounting. No other significant sources of income are anticipated.

The Partnership incurred an annual asset management fee to Boston Capital Asset Management Limited
Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating
Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating
Partnerships. The annual asset management fee incurred, net of reporting fees received, during the quarters ended
December 31, 2000 and 1999 was $109,465 and $108,465, respectively.

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

Lovington Housing Associates, L.P. (Southview Place Apartments) continues to operate at a weak occupancy level. As of December 31, 2000, the physical occupancy at the property was 71%. An additional four units were pre-leased in January of 2001 with occupancy by mid-February. The management company continues to market the units aggressively. The local economy and tenant population was adversely impacted by the decline of local oil production. The management company indicated that occupancy improvements are contingent on the recovery of the local economy. Deferred maintenance, specifically interior and exterior painting, is being funded through the replacement reserve account and operating cash as it becomes available. In 2000, three of four building exteriors were painted while work on the fourth building commenced in December of 2000. Although the replacement reserve account is under funded, the property remains in compliance with a workout plan to cure the deficit.

East Ridge Associates Limited Partnership (East Ridge Estate) received a copy of a Notice of Acceleration and
Demand for Payment, filed by the United States Department of Agriculture (USDA), in May 1999. The General
Partner of the Operating Partnership filed an appeal with the National Appeals in November 1999 and the decision to accelerate the mortgage was upheld by the USDA National Appeals Division on January 31, 2000. No actions on the acceleration will be made until the appeal by the General Partner on the decision to change the management company from R & K Oxford to Stanford Management, LLC, an affiliated company, has been finalized. The Operating General Partner intends to file a workout plan with Maine Rural Development pending a decision on the management company.

A decision on the management agent was made in the fourth quarter of 2000, which did not allow Stanford Management, LLC to manage this property. The Operating General Partner has appealed the decision. The partnership continues to suffer from ongoing operating deficits, a delinquent mortgage, under funded reserves, and low occupancy. Additionally, the physical condition of the property has suffered due to deferred maintenance at the property. The exterior of the building is in poor condition and requires capital improvements, the unit interiors are in excellent condition, the common areas are in fair condition, and the landscaping needs attention. The deferred maintenance will be addressed in a workout plan, which is pending a final decision on the management agent. Maine Rural Development has allowed the property to admit non-elderly tenants that are income qualified due to a change in the demographics of the marketplace of the Southwest Harbor. The fourth quarter occupancy was 100% as a result of Maine Rural Development issuing waivers to East Ridge on a case-by-case basis. The Operating Partnerships average physical occupancy for 1999 was 78% but improved significantly to 93% in 2000. The historically low occupancy at the project resulted from the expiration of a rental assistance contract with Maine State Housing Authority. The Investment General Partner will continue to monitor the negotiations between the Operating General Partner and Maine Rural Development.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized..

American Affordable Housing II
Limited Partnership

By: Boston Capital Associates Limited
Partnership

By: C&M Associates, d/b/a
Boston Capital Associates,

Date: February 20, 2001 By: /s/John P. Manning
---------------------------

John P. Manning, Partner