Form 10-K405
period 2001-03-31
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 2001-07-13
CIK 815024

      <SUBMISSION-INFORMATION-FILE>

         <TYPE>                                 10-K405                                                     </TYPE>

         <CONFIRMING-COPY>                      NO                                                          </CONFIRMING-COPY>

         <SROS>                                 NONE                                                        </SROS>

         <FILER>

            <FILER-CIK>                       0000815024                                                  </FILER-CIK>

            <FILER-CCC>                       ngoh$9cf                                                    </FILER-CCC>

         </FILER>

         <SUBMISSION-CONTACT>

            <CONTACT-NAME>                    EDGAR Advantage Service Team                                </CONTACT-NAME>

            <CONTACT-PHONE>                   800-688-1933                                                </CONTACT-PHONE>

         </SUBMISSION-CONTACT>

         <NOTIFY-INTERNET>                                                                                  </NOTIFY-INTERNET>

         <RETURN-COPY>                          YES                                                         </RETURN-COPY>

         <PERIOD>                               03/31/2001                                                  </PERIOD>

      </SUBMISSION-INFORMATION-FILE>

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x] Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended March 31, 2001
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

Registrants telephone number, including area code (617)624-8900

Securities registered pursuant to Section 12(b) of the Act:
Name of each exchange
Title of each class	on which registered
None	None

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

Yes	X	No
	_______		_______

Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K( 229.405 of this chapter)
is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.|xx|

DOCUMENTS INCORPORATED BY REFERENCE

The following documents of the Registrant are incorporated by reference:
Form 10-K
Parts	Documents

Parts III and IV	Prospectus of the registrant dated
September 22, 1988, as supplemented

AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
(a Massachusetts limited partnership)

FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED
March 31,2001

TABLE OF CONTENTS

PART I
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote Of Security Holders

PART II
Item 5.	Market for the Registrant's Class A Limited Partner
Interests and Related Security-Holder Matters
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of
Financial Condition and Results of
Operations
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

PART III
Item 10.	Directors and Executive Officers
of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial
Owners and Management
Item 13.	Certain Relationships and Related Transactions

PART IV
Item 14.	Exhibits, Financial Statement Schedules, and
Reports on Form 8-K

Signatures

PART I

Item I. Business

American Affordable Housing II Limited Partnership (the "Fund")
is a limited partnership which was formed under the laws of the Commonwealth of Massachusetts on May 13, 1987. Effective as of June 1, 2001 there was a restructuring, and as a result, the Fund's general partner was reorganized as follows. The General Partner of the Fund continues to be Boston Capital Associates Limited Partnership, a Massachusetts limited partnership. The general partner of the General Partner is BCA Associates Limited Partnership, a Massachusetts limited partnership, whose sole general partner is C&M Management, Inc., a Massachusetts corporation and whose limited partners are Herbert F. Collins and John P. Manning. Mr. Manning is the principal of Boston Capital Partners, Inc.

The Partnership was formed to acquire limited partner interests in limited partnerships (the" Operating Partnerships"), each of which was to own and operate an apartment complex for low- and moderate income tenants. Each apartment complex qualified for the low-income housing tax credit under Section 42 of the Internal Revenue Code of 1986, as amended, (the "Code"), and some apartment complexes also qualified for the historic rehabilitation tax credit under Section 48 of the Code. Section 236 (f) (ii) of the National Housing Act, as amended, in Section 101 of the Housing and Urban Development Act of 1965, as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance such as Tax Credits. The payments for each tenant, which are made directly to the owner of their property, generally are in such amounts as to enable the tenant to pay rent equal to 30% of the adjusted family income. Some of the Apartment Complexes in which the Partnership has invested are receiving such rent supplements from HUD.

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

The offering of Class A Limited Partner interests (the "Units") in the Partnership (the "Public Offering") began on February 2, 1988 and was concluded on September 21, 1988. Investors purchasing 26,501 Units contributed $26,501,000 to the Partnership. The Partnership held interests in 49 Operating Partnerships at March 31, 2001. See Item 2.

1

Item 2. Properties

As of its fiscal year ending March 31, 2001, the Partnership held Limited Partnership interests in the Operating Partnerships described below. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partners believe that there is adequate casualty insurance on the properties.

Please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

2

American Affordable Housing II Limited Partnership

PROPERTY PROFILES AS OF March 31, 2001
			Mortgage Balance As of 12/31/00
				Construc- tion Completion	Qualified Occupancy 3/31/01	Capital Contributed
Property Name	Location	Units
Anacapa Apartments	Lake Havasu, AZ	40	$1,407,714	4/88	100%	$348,915

Anthony Garden Apartments	Green Valley, AZ	100	3,843,379	3/89	100%	751,267

Blairview Apartments	Blairsville,PA	42	1,420,712	12/88	100%	308,388

Bloomfield Apartments	Bloomfield, MO	16	365,646	6/88	100%	62,878

Boardman Lake II Apartments	Travers City, MI	32	971,805	5/89	100%	202,700

Bowdoinhame Estate	Bowdoinham, ME	25	1,268,713	5/89	100%	308,824

Brookhollow Apartments	Brookshire, TX	48	1,353,990	8/88	100%	160,000

Center Way Apartments	Shelbyville, TN	20	606,731	7/88	100%	136,620

Carthage Court	Carthage, NY	32	1,267,478	10/88	100%	270,000

Casa Valencia	Belen, NM	39	1,475,781	12/88	100%	303,000

Cedar Forest Apartments	Brewton, AL	33	945,583	6/88	100%	219,696

Charters Cove Apartments	St. Ignace, MI	24	765,750	5/88	100%	166,200

Deer Crossing Apartments	Farmington, ME	24	1,173,322	4/89	100%	312,920

3

American Affordable Housing II Limited Partnership

PROPERTY PROFILES AS OF March 31, 2001

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Construc- tion Completion	Qualified Occupancy 3/31/01	Capital Contrib- uted

East Ridge Estates	Southwest Harbor, ME	25	$1,284,715	9/88	100%	$294,771

Fredericktown Apartments II	Fredericktown,MO	16	367,749	5/88	100%	79,670

Harbor Hill Estates	Bar Harbor, ME	25	1,210,785	2/89	100%	325,500

Harbour Oaks Apartments	East China, MI	32	891,685	11/88	100%	191,500

Harvest View	Garden City, MO	16	380,472	6/88	100%	86,785

Kersey Apartments	Kersey, CO	32	1,198,452	10/88	100%	226,000

Kingsley Park Apartments	Essex, MD	312	9,747,982	10/88	100%	1,750,000

Liberty Center	Jacksonville, FL	109	1,004,904	10/88	100%	1,014,770

Malone Senior Housing	Malone, NY	40	1,466,293	11/88	98%	309,000

Maple Tree Estates	Mapleton, ME	25	1,227,776	4/89	100%	325,500

Michelle Manor Apartments	Green Valley, AZ	24	900,449	9/88	100%	174,264

Middleburg Bluffs	Middleburg, FL	45	1,403,594	3/89	100%	375,283

4

American Affordable Housing II Limited Partnership

PROPERTY PROFILES AS OF March 31, 2001

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Construc- tion Completion	Qualified Occupancy 3/31/01	Capital Contrib- uted

Nicollete Island Homes	Minneapolis, MN	22	$1,060,154	12/88	100%	$713,000

Paige Hall Apartments	Minneapolis, MN	69	2,253,150	4/89	100%	472,336

Partridge Meadows	McMinnville, TN	48	1,389,477	10/88	98%	296,461

Perramond Estates	Madawaska, ME	25	1,173,213	4/89	100%	287,000

Pine Knoll Manor	Smithfield, NC	33	1,351,293	5/89	100%	309,450

Pine Ridge Apartments	Port St. Joe, FL	50	1,469,304	6/88	100%	384,180

Pine Terrace Apts. Phase III	Callahan, FL	40	1,183,930	1/89	100%	309,500

Platteville Apartments	Platteville, CO	16	547,138	10/88	100%	120,000

River Place Apartments	Holyoke, MA	100	3,957,185	3/89	100%	1,824,000

Sara Pepper Place	Dixfield, ME	12	625,770	3/88	100%	171,189

Silver Pines Apartments	Fryburg, ME	25	1,370,148	8/88	100%	351,547

South Estates	Nebraska City, NE	15	415,463	7/88	100%	85,911

South View III	Marionville, MO	8	192,385	5/88	100%	42,100

5

American Affordable Housing II Limited Partnership

PROPERTY PROFILES AS OF March 31, 2001

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Construc- tion Completion	Qualified Occupancy 3/31/01	Capital Contrib- uted

Southview Place Apts	Lovington, NM	48	$1,078,245	2/89	100%	$245,602

Spring Hollow Apartments	Springfield, GA	52	1,427,670	3/88	100%	321,860

Stokes Rowe	Philadelphia, PA	16	1,054,279	6/88	100%	673,000

Story Hill Estates	Washburn, ME	24	1,203,281	1/89	100%	322,425

Suncrest Apartments	Newport, TN	32	966,206	5/88	100%	210,960

Lodging House at 300 Shawmut Ave.,	Boston, MA	15	627,587	12/88	100%	508,000

The Village Chase Apts	Zephyrhills, FL	48	1,478,542	4/89	100%	386,368

Village Walk Apts	Zephyrhills, FL	43	1,383,995	3/89	100%	362,500

Washington Mews	Dorchester, MA	20	747,795	12/88	100%	510,000

Wildwood Villas II	Statesboro, GA	58	1,464,853	9/88	100%	369,260

Willowbrook Place	Immokalee, FL	41	1,309,640	3/88	100%	328,711

6
Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security-Holders

None.

PART II
Item 5.	Market for the Registrant's Class A Limited Partner
Interests and Related Security-Holder Matters

There is no established public trading market for the Units and it is not anticipated that any public market will develop for the purchase and sale of any Units.

As of March 31, 2001, the Partnership had 2,367 registered holders of an aggregate of 26,501 Units.

The Partnership made no distributions to its Limited Partners from
Operating Partnership cash flow from its inception on May 13, 1987 through
March 31, 2001. Because the Partnership invested in Operating Partnerships owning apartment complexes which receive government assistance, the cash distributions which may be made by the Operating Partnerships are often restricted. The Partnership does not anticipate that it will provide significant cash distributions to its Limited Partners in circumstances other than refinancing or sale of apartment complexes by the Operating Partnerships.

7
Item 6.	Selected Financial Data

The information set forth below presents selected financial data of the
Partnership for each of the years in the five year period ended March 31,
2001. Additional detailed financial information is set forth in the audited financial statements listed in Item 14 hereof.

Operations

	March 31 2001	March 31, 2000	March 31, 1999	March 31, 1998	March 31, 1997

Interest Income	$19,191	$1,604	$203	$331	$743
Other Income	4,477	7,070	7,894	6,355	1,470
Share of Losses
from Operating
Partnerships	(362,290)	(373,152)	(418,312)	(383,653)	(795,677)
Operating Expenses	(468,711)	(470,987)	(483,891)	(478,740)	(477,380)

Net Loss	$(807,333)	$(835,465)	$(894,106)	$(855,707)	$(1,270,844)

Net Loss per Unit of
Limited Partnership
Interest	$(30.16)	$(31.21)	$(33.40)	$(31.97)	$(47.48)

Balance Sheet	March 31, 2001	March 31, 2000	March 31, 1999	March 31, 1998	March 31, 1997

Total Assets	$1,852,151	$2,230,488	$ 2,602,756	$3,022,949	$3,409,282

Total Liabilities	$5,378,161	$4,949,165	$4,485,968	$4,012,055	$3,542,681

Partners' Equity	$(3,526,010)	$(2,718,677)	$(1,883,212)	$(989,106)	$(133,399)
(Deficit)

Other Data

Credit Per BAC*	$4.50	$6.69	$103.96	$129.93	$130.05

The credit per BAC data is reported for the calendar year which ends in the third quarter of the related fiscal year.

8
Item 7.	Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity have included (i) interest earned on capital contributions held pending investment or held for working capital reserves and (ii) cash distributions, if any, from operations of the Operating Partnerships in which the Partnership has invested. Both of these sources of liquidity are available to meet the obligations of the Partnership. The Partnership is currently accruing the annual asset management fees. Asset management fees accrued during the year ended March 31, 2001 were $436,961 and total asset management fees accrued as of March 31, 2001 were $5,148,612.Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sale or refinancing proceeds from Operating Partnerships, and at that time proceeds from such sales or refinancing would be used to satisfy such liabilities.

Affiliates of the General Partners have advanced $210,128 to the Partnership to pay certain operating expenses. This and any additional advances will be repaid, without interest, from available cash flow, reporting fees or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. Cash flow and reporting fees will be added to the Partnership's Working Capital and will be available to meet future third party obligations of the Partnership. The Partnership is currently pursing, and will continue to aggressively pursue, available cash flow and reporting fees. No significant distributions of cash flow from the Operating Partnerships are anticipated on a long term or short term basis due to the restrictions on rents which apply to low-income apartment complexes.

During 1995 an affiliate of the General Partners funded $100,375, interest free, to the Partnership so that it could make a $100,375 loan to the Operating Partnership Washington Mews. The loan enabled the Operating Partnership to refinance its mortgage at a more favorable rate, and will be repaid by the Operating Partnership with surplus cash from operations. As repayments are received from Washington Mews, they will be used to repay the funding, free of interest, from the General Partners' affiliate. As of March 31, 2001 Washington Mews has repaid the Partnership $100,375. This has been repaid to the affiliate as of March 31, 2001.

Capital Resources

The Partnership received $26,501,000 in subscriptions for Units (at
$1,000 per Unit) during the period February 2, 1988 to September 21, 1988 pursuant to the Public Offering, resulting in net proceeds available for investment in Operating Partnerships (after payment of acquisition fees and expenses and funding of a reserve) of approximately $18,550,700.

As of March 31, 2001, the Partnership had committed to investments requiring cash payments of $18,613,793, all of which has been paid. At March 31, 2001, the Partnership held working capital of $34,369. Since the Partnership has completed funding of all investments, it anticipates that there should be no significant need for capital resources in the future.

Results of Operations

The Partnership was formed with the investment objectives set forth above under Item 1. The Partnership incurs an annual asset management fee to
Boston Capital Asset Management Limited Partnership in an amount equal to 0.5%
of the aggregate cost of the apartment complexes owned by the Operating
Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships. The annual asset management fee incurred for the fiscal years ended March 31, 2001 and 2000 was
$419,642 and $423,001, respectively. Because the Partnership is not expected to receive any significant cash flow from the Operating Partnerships in subsequent years, the annual asset management fee is currently being deferred and is expected to be paid from the proceeds of sales or refinancing of the
Partnership's interests in Operating Partnerships.

The Partnership expects that all of its cash receipts will be used to pay third party operating expenses. The Partnership had interest income of
$19,191 and $1,604 in the fiscal years ended March 31, 2001 and 2000, respectively. During the fiscal years ended March 31, 2001 and 2000, the
Partnership received $5,757 and $8,350, respectively, in distributions of cash flow and $17,319 and $13,960,respectively, of reporting fees from the
Operating Partnerships. Of the total cash flow received in the fiscal years ended March 31, 2001 and 2000,$4,477 and $ 7,070, respectively, was recorded as miscellaneous income instead of as a decrease in Investments in Operating
Limited Partnerships, due to the equity method of accounting. No other significant sources of income are anticipated.

As of March 31, 2001 and 2000 the Partnership held limited partnership interests in 49 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal
Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy y tenants with incomes equal to no more than a certain percentage of area median income)
and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as
"Qualified Occupancy". Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partners believe that there is adequate casualty insurance on the properties.

As of March 31, 2001 and 2000 the Qualified Occupancy for the Partnership was
99.9%. The Partnership had a total of 49 properties at March 31,2001, of which
47 were at 100% qualified occupancy.

For the years ended December 31, 2000 and 1999 the Operating Partnerships reflected a net income of $62,171 and $483,315, respectively, when adjusted for depreciation which is a non-cash item.

For the tax year ended December 31, 2000 and 1999 the Partnership generated
$3,055,655 and $2,414,733, respectively, in passive income tax losses that were passed through to the investors and also provided $4.5 and $7, respectively, in tax credits per BAC to the investors. The Operating
Partnerships were allocated tax credits for 10 years. Based on each Operating
Partnership's lease-up, the total credits could be spread over as many as 13 years. In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year. The decrease in credits provided for the year 1999 mainly resulted from the fact that a large number of the Operating Partnerships were in their next to last or final year of credit in 1999. The decrease was also due in part to the recapture of a portion of the credits provided by Fairbanks
Flats Limited Partnership (Fairbanks Flats Apartments) in prior tax years. As previously reported in the Investment Partnership's 10-Q, Fairbanks Flats was
foreclosed on in the third quarter of 1999. The decrease in tax credits generated per BAC is expected to continue into calendar year 2000, as the rest of the Operating Partnerships complete their respective credit periods.

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

Lovington Housing Associates, L.P. (Southview Place Apartments) continues to operate at a weak occupancy level. As of March 31, 2001, the physical occupancy at the property was 68%. The Management Company continues to market the units aggressively working with various area non-profit agencies &
advertisers in local and surrounding area newspapers. The local economy and tenant population was adversely impacted by the decline of local oil production. The Management Company indicated that occupancy improvements are contingent on the recovery of the local economy. Deferred maintenance, specifically interior and exterior painting, is being funded through the replacement reserve account and operating cash as it becomes available. In
2000, three of four building exteriors were painted and the fourth building was completed in 2001.

East Ridge Associates Limited Partnership (East Ridge Estate) received a copy of a Notice of Acceleration and Demand for Payment, filed by the United States
Department of Agriculture (USDA), in May 1999. The General Partner of the
Operating Partnership filed an appeal with the National Appeals in November
1999 and the decision to accelerate the mortgage was upheld by the USDA
National Appeals Division on January 31, 2000. Further actions on the acceleration were delayed until the appeal by the General Partner on the decision to change the Management Company from R & K Oxford to Stanford
Management, LLC, an affiliated company, has been finalized.

A decision on the management agent was made in the fourth quarter of 2000, which did not allow Stanford Management, LLC to manage this property. The
Operating General Partner has appealed the decision. The partnership operation has improved but continues to suffer from ongoing operating deficits, a delinquent mortgage, and under funded reserves. Additionally, the physical condition of the property has suffered due to deferred maintenance at the property. The exterior of the building is in poor condition and requires capital improvements, the unit interiors are in excellent condition, the common areas are in fair condition, and the landscaping needs attention. The deferred maintenance will be addressed in a workout plan, which is pending a final decision on the management agent. Maine Rural Development has allowed the property to admit non-elderly tenants that are income qualified due to a change in the demographics of the marketplace of the Southwest Harbor. The first quarter 2001 occupancy was 100% as a result of Maine Rural Development issuing waivers to East Ridge on a case-by-case basis. The Investment General
Partner will continue to monitor the negotiations between the Operating
General Partner and Maine Rural Development.

Harbor Hill Associates Limited Partnership (Harbor Hill Estates) received a service letter (mortgage default notice) from United States Department of
Agriculture/Rural Development (USDA/RD) on January 3, 2001. USDA/RD has
agreed not to take any further action against the partnership until an appeal by the Operating General Partner regarding a change in management is finalized. During the fourth quarter of 2000 USDA/RD decided not to allow a transfer in management from R & K Oxford to Stanford Management, LLC, an affiliate of the Operating General Partner. It is this decision that is currently being appealed.

The partnership operation suffers from ongoing operating deficits, under funded reserves and unpaid real estate taxes. Additionally, the physical condition of the property has suffered due to deferred maintenance at the property. The exterior of the building is in poor condition and requires capital improvements, the common areas are in fair condition, and the landscaping needs attention. The unit interiors are well maintained. The
Operating General Partner has prepared and submitted a workout plan to the
USDA/RD to address the issues at the property, including the deferred maintenance. A decision on the workout plan is pending the decision on the
Operating General Partner's appeal of the management transfer. In addition,
USDA/RD has allowed the property to admit non-elderly tenants that are income qualified due to a change in the demographics of the marketplace of Bar
Harbor, ME. The first quarter 2001 occupancy was 97%, up from 87% for the first quarter of 2000, as a result of USDA/RD issuing waivers to Harbor Hill on a case-by-case basis. The Investment General Partner will continue to monitor the negotiations between the Operating General Partner and USDA/RD.

Recent Accounting Statements Not Yet Adopted

In June 2000, the Financial Accounting Standards Board (FASB) issued SFAS No.
138,"Accounting for Certain Derivative Instruments and Certain Hedging
Activities - an amendment of FSAB Statement No. 133," and SFAS No. 139,
"Recission of FASB No. 53 and amendments to FASB Statements No. 63, 89, and
121." In September 2000, FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a
replacement of FASB Statement No. 125."

SFAS No. 138 is effective for all fiscal quarters of all fiscal years beginning after December 15, 2000. SFAS No. 140 is generally effective for fiscal years beginning after December 15, 2000.

The Fund does not have any derivative or hedging activities and is not a not for profit organization. Consequently, these pronouncements are not expected to have any effect on the Fund's financial statements.
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk Not Applicable

Item 8.	Financial Statements and Supplementary Data

The financial statements of the Partnership are listed in Item 14 as being filed as a part of this Report and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure

None.

PART III
Item 10.	Directors and Executive Officers of the Registrant
(a), (b), (c), (d) and (e)

The Partnership has no directors or executives officers of its own. The following biographical information is presented for the partners of the
General Partners and affiliates of those partners (including Boston Capital
Partners, Inc. ("Boston Capital")) with principal responsibility for the
Partnership's affairs.

John P. Manning, age 53, is co-founder, President and Chief Executive Officer of Boston Capital Corporation, where he is primarily responsible for strategic planning and business development. In addition to his responsibilities at
Boston Capital, Mr. Manning is a proactive leader in the industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, to review and reform the Low Income Housing Tax Credit. He was the founding President of the
Affordable Housing Tax Credit Coalition, is a former member of the board of the National Leased Housing Association and sits on the Advisory Board of the publication Housing and Development Reporter. During the 1980s he served as a member of the Massachusetts Housing Policy Committee, as an appointee of the
Governor of Massachusetts. In addition, Mr. Manning has testified before the
U.S. House Ways and Means Committee and the U.S. Senate Finance Committee, on
the critical role of the private sector in the success of the Low Income
Housing Tax Credit Program. In 1996, President Clinton appointed him to the
President's Advisory Committee on the Arts at the John F. Kennedy Center for
the Performing Arts. In 1998, President Clinton also appointed Mr. Manning to the President's Export Council, which is the premiere committee comprised of major corporate CEOs to advise the President in matters of foreign trade. Mr.
Manning is also a member of the Board of Directors of the John F. Kennedy
Presidential Library in Boston. and is a member of the Advisory Board of the
Woodrow Wilson Institute for International Scholars in Washington D.C. Mr.
Manning is a graduate of Boston College.

Richard J. DeAgazio, age 56, is Executive Vice President of Boston Capital
Corporation, Inc., and is President of Boston Capital Services, Inc., Boston
Capital's NASD registered broker/dealer. Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers
(NASD). He recently served as a member of the National Adjudicatory Council of the NASD. He was the Vice-Chairman of the NASD's District 11 Committee, and
served as Chairman of the NASD's Statutory Disqualification Subcommittee of
the National Business Conduct Committee. He also served on the NASD State
Liaison Committee and the Direct Participation Program Committee. He is a
founder and past President of the National Real Estate Investment Association,
past President of the Real Estate Securities and Syndication Institute
(Massachusetts Chapter) and the Real Estate Investment Association. Prior to
joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and
Director of the Brokerage Division of Dresdner Securities (USA), Inc., an
international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the
Boston Stock Exchange since 1967. He is on the Board of Directors Cognistar

Corporation. He is a leader in the community and serves on the Business
Leaders Council of the Boston Symphony, Board of Trustees of Junior
Achievement of Northern New England, the Board of Advisors for the Ron Burton
Training Village and is on the Board of Corporators of Northeastern
University. He graduated from Northeastern University.

Anthony A. Nickas, age 40, is Chief Operating Officer of Boston Capital
Partners, Inc., and serves as Chairman of the firm's Operating Committee. Mr.
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

Jeffrey H. Goldstein, age 40, is Senior Vice President and Director of Real
Estate for Boston Capital Partners, Inc. Mr. Goldstein is a former member of the Board of Directors of the Council for Affordable and Rural Housing and
formerly served as Chairman of the Finance Committee. Prior to joining Boston
Capital in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., a
real estate development firm, served as Manager for Homeowner Financial
Services, a financial consulting firm, and was an analyst responsible for budgeting and forecasting for the New York City Counsel-Finance Division. He
graduated from the University of Colorado and received his MBA from
Northeastern University.

Kevin P. Costello, age 54, is Senior Vice President in charge of corporate investments for Boston Capital Partners, Inc., and is a member of the firm's
Operating Committee. He is responsible for all corporate investment activity and has spent twenty years in the real estate syndication and investment business. Mr. Costello's prior responsibilities at Boston Capital have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital in 1987, he held management and executive positions in companies associated with real estate syndication as well as in the medical electronics industry. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers' Graduate School of Business
Administration.

15
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

1. An annual asset management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership
The annual asset management fee accrued during the year ended March 31, 2001 as $436,961. The fee is payable without interest as sufficient funds become available.

2. The Partnership has accrued as payable to affiliates of the General
Partners a total of $6,982 for amounts charged to operations during the year ended March 31, 2001 The charges include, but may not be limited to postage, printing, travel, and overhead allocations.
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

Effective June 1, 2001, there was a restructuring of the General Partner of the Fund and all of its affiliates. Two individuals previously reported under Part III, Item 10 of this 10-K; namely, Herbert F. Collins and Chris
Collins, have effectively redeemed their ownership interests in the General
Partner and all affiliates of the Fund. The primary ownership of those affiliates is now made up of majority and managing owner John P. Manning and minority owner DMI Trust Group. For disclosure purposes we have included biographical information on two additional individuals who along with Messrs.
Manning, DeAgazio, and Nickas make up the Executive Committee of Boston
Capital Partners, Inc. ("Boston Capital") with primary responsibility for the
Funds affairs.
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

The amounts and kinds of compensation and fees are described on pages 9 to 11 of the Prospectus under the caption "Compensation of General Partners and
Affiliate", which is incorporated herein by reference. See Note B of Notes to
Financial Statements in Item 14 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partners and their affiliates during the period from April 1, 1993 through March 31, 2001.

17

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
8-K

(a) 1. Financial Statements
American Affordable Housing II Limited Partnership

Independent Auditors' Report
Balance Sheets, March 31, 2001 and 2000
Statements of Operations, Years ended March 31, 2001, 2000
and 1999
Statements of Changes in Partners' Capital, Years ended March 31,
2001, 2000, and 1999
Statements of Cash Flows, Years ended March 31, 2001, 2000
and 1999
Notes to Financial Statements, Years ended March 31, 2001, 2000 and 1999
Liberty Center, Ltd.
Independent Auditors' Report
Balance Sheets, December 31, 2000 and 1999
Statements of Operations, Years ended December 31, 2000 and
1999
Statements of Cash Flow, Years ended December 31, 2000 and
1999
Statements of Changes in Partners' Capital, Years ended December 31,
2000 and 1999
Notes to Financial Statements, Years ended December 31, 2000 and
1999

Riverplace Apartments

Independent Auditors' Report

Balance Sheets, December 31, 2000 and 1999

Statements of Operations, Years ended December 31, 2000 and
1999

Statements of Changes in Partners' Capital, Years ended December 31,
2000 and 1999

Statements of Cash Flow, Years ended December 31, 2000 and
1999

Notes to Financial Statements, Years ended December 31, 2000 and
1999

(a) 2. Financial Statement Schedules
Schedule III - Real Estate and Accumulated Depreciation

Notes to Schedule III

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes hereto.

19
(a)	3.Exhibits

(3)	Amended and Restated Certificate and Agreement of Limited
Partnership. (1)

(4)	Instruments defining the rights of security holders, including
Indentures (same as Exhibit (3)).

(9)	None.

(10)	None.

(11)	None.

(12)	None.

(13)	Financial Statement.

(16)	None.

(18)	None.

(19)	None.

(21)	Subsidiaries of the Registrant.

(22)	None.

(23)	None.

(24)	None.

(25)	None.

(28)	None.

(29)	None.

(99)	Independent Auditors' Reports for Operating Partnerships.

(99)	Schedule III and Notes to Schedule III.

(a)	Reports on Form 8-K

No reports on Form 8-K were filed during the period ending March 31, 2001.

(b)	Exhibits

Same as Item 14(a)3. above.

(c)	Financial Statement Schedules

See Items (a)1. and (a)2. Above.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Affordable Housing II
Limited Partnership

	By:	Boston Capital Associates Limited
Partnership, General Partner

		By:	BCA Associates Limited Partnership,
General Partner

		By:	C&M Management Inc.,
General Partner

Date: July 13, 2001		By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, thisreport has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated:
DATE	SIGNATURE	TITLE

July 13, 2001	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive
Officer), C&M
Management Inc.;

INDEX TO EXHIBITS
Exhibit	Description of Exhibit

Page

(21)	Subsidiary of the registrant
Exhibit (21)

Subsidiaries of the Registrant

Each of the Operating Partnerships listed in the chart included in Item 2 may be considered a subsidiary of the Partnership.

FINANCIAL STATEMENTS AND
INDEPENDENT AUDITORS’ REPORT

AMERICAN AFFORDABLE HOUSING II
LIMITED PARTNERSHIP

MARCH 31, 2001 AND 2000

INDEPENDENT AUDITORS’ REPORT
FINANCIAL STATEMENTS
BALANCE SHEETS
STATEMENTS OF OPERATIONS
STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT
STATEMENTS OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

Reznick Fedder & Silverman
Certified Public Accountants * A Professional Corporation

4520 East-West Highway * Suite 300 * Bethesda, MD 20814-3319
(301) 652-9100 * Fax (301) 652-1848

INDEPENDENT AUDITORS’ REPORT

To the Partners
American Affordable Housing II
  Limited Partnership

             We have audited the accompanying balance sheets of American Affordable Housing II Limited Partnership as of March 31, 2001 and 2000, and the related statements of operations, changes in partners’ deficit and cash flows for each of the three years in the period ended March 31, 2001.  These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of certain operating limited partnerships in which American Affordable Housing II Limited Partnership owns a limited partnership interest.  Investments in such partnerships comprise 48% and 42% of the assets as of March 31, 2001 and 2000, and 7%, 15% and 14% of the partnership loss for each of the three years in the period ended March 31, 2001, of American Affordable Housing II Limited Partnership.  The financial statements of these partnerships were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to information relating to these partnerships, is based solely on the reports of the other auditors.

             We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

             In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of American Affordable Housing II Limited Partnership as of March 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

             We have also audited the related financial statement schedule listed in Form 10-K, item 14(a) of American Affordable Housing II Limited Partnership as of March 31, 2001.  In our opinion, the schedule presents fairly the information required to be set forth therein, in conformity with accounting principles generally accepted in the United States of America.

Bethesda, Maryland
June 29, 2001

American Affordable Housing II Limited Partnership

BALANCE SHEETS

March 31,

ASSETS

	2001	2000

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and D)	$1,806,048	$2,169,618

OTHER ASSETS
Cash	34,369	12,021
Note receivable (note C)	-	40,000
Other assets	11,734	8,849

	$1,852,151	$2,230,488

LIABILITY AND PARTNERS’ DEFICIT

LIABILITY
Due to affiliates (note B)	$5,378,161	$4,949,165

PARTNERS’ DEFICIT
Limited partners
Units of limited partnership interest, consisting of 50,000 authorized units, $1,000 stated value per unit; issued and outstanding - 26,501 units	(3,260,844)	(2,461,584)
General partners	(265,166)	(257,093)

	(3,526,010)	(2,718,677)

	$1,852,151	$2,230,488

See notes to financial statements

American Affordable Housing II Limited Partnership

STATEMENTS OF OPERATIONS

Year ended March 31,

	2001	2000	1999
Income
Interest income	$19,191	$1,604	$203
Miscellaneous income	4,477	7,070	7,894

	23,668	8,674	8,097

Share of losses from operating limited partnerships (note A)	(362,290)	(373,152)	(418,312)

Expenses
Professional fees	31,365	29,562	47,488
General and administrative expense (note B)	17,704	18,424	15,572
Asset management fee (note B)	419,642	423,001	420,831

	(468,711)	(470,987)	(483,891)

NET LOSS	$(807,333)	$(835,465)	$(894,106)

Net loss allocated to general partners	$(8,073)	$(8,355)	$(8,941)

Net loss allocated to limited partners	$(799,260)	$(827,110)	$(885,165)

Net loss per unit of limited partnership interest	$(30.16)	$(31.21)	$(33.40)

See notes to financial statements

American Affordable Housing II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT

Years ended March 31, 2001, 2000 and 1999

	Limited partners	General partners	Total

Partners’ deficit, March 31, 1998	$(749,309)	$(239,797)	$(989,106)

Net loss	(885,165)	(8,941)	(894,106)

Partners’ deficit, March 31, 1999	(1,634,474)	(248,738)	(1,883,212)

Net loss	(827,110)	(8,355)	(835,465)

Partners’ deficit, March 31, 2000	(2,461,584)	(257,093)	(2,718,677)

Net loss	(799,260)	(8,073)	(807,333)

Partners’ deficit, March 31, 2001	$(3,260,844)	$(265,166)	$(3,526,010)

See notes to financial statements

American Affordable Housing II Limited Partnership

STATEMENTS OF CASH FLOWS

Year ended March 31,

	2001	2000	1999

Cash flows from operating activities
Net loss	$(807,333)	$(835,465)	$(894,106)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Distributions from operating limited partnerships	1,280	1,280	282
Share of losses from operating limited partnerships	362,290	373,152	418,312
Increase in other assets	(2,885)	-	(1,000)
Decrease in accounts payable	-	(3,500)	-
Increase in due to affiliates	428,996	466,697	473,913

Net cash provided by (used in) operating activities	(17,652)	2,164	(2,599)

Cash flows from investing activities
Repayment of advances	40,000	-	-

Net cash provided by investing activities	40,000	-	-

NET INCREASE (DECREASE) IN CASH	22,348	2,164	(2,599)

Cash, beginning	12,021	9,857	12,456

Cash, end	$34,369	$12,021	$9,857

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS

March 31, 2001, 2000 and 1999

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

American Affordable Housing II Limited Partnership (the “partnership”) was formed under the laws of the Commonwealth of Massachusetts on May 13, 1987, for the purpose of acquiring, holding, and disposing of limited partnership interests in operating limited partnerships which were established to acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated apartment complexes which qualify for the Low-Income Housing Tax Credit established by the Tax Reform Act of 1986.  Certain of the apartment complexes may also qualify for the Historic Rehabilitation Tax Credit for their rehabilitation of certified historic structures; accordingly, the apartment complexes are restricted as to rent charges and operating methods and are subject to the provisions of Section 42(g)(20) of the Internal Revenue Code relating to the rehabilitation investment credit.  The general partners of the partnership are Boston Capital Associates Limited Partnership and Boston Capital Associates.

In accordance with the limited partnership agreement, profits, losses and cash flow (subject to certain priority allocations and distributions) and tax credits are allocated 99% to the limited partners and 1% to the general partners.

Pursuant to the Securities Act of 1933, the partnership filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective September 21, 1987, which covered the offering (the “Public Offering”) of the partnership’s units of limited partnership interest, as well as the units of limited partnership interest offered by American Affordable Housing I, III, IV and V Limited Partnerships.  The partnership registered 50,000 units of limited partnership interest at $1,000 each unit for sale to the public.  During 1988, the partnership sold 26,501 units of limited partnership interest, representing $26,501,000 of capital contributions.

Income Taxes

No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

Investments in Operating Limited Partnerships

The partnership accounts for its investments in operating limited partnerships using the equity method of accounting.  Under the equity method of accounting, the partnership adjusts its investment cost for its share of each operating limited partnership’s results of operations and for any distributions received or accrued.  However, the partnership recognizes an individual operating limited partnership’s losses only to the extent that the partnership’s share of losses of the operating limited partnership does not exceed the carrying amount of its investment.  Unrecognized losses will be suspended and offset against future individual operating limited partnership income.

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

Net Loss per Unit of Limited Partnership Interest

Net loss per unit of limited partnership interest is calculated based upon the number of units outstanding.  For each of the three years in the period ended March 31, 2001, 26,501 units were outstanding.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

In June 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133,” and SFAS No. 139, “Recission of FASB No. 53 and amendments to FASB Statements No. 63, 89 and 121.”  In September 2000, FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125.”

In most cases, SFAS No. 138 is effective for all fiscal quarters beginning after June 15, 2000.  However, when adopted concurrently with Statement 133, the effective date is determined according to paragraph 48 of Statement 133.  SFAS No. 139 is effective for fiscal years beginning after December 15, 2000.  SFAS No. 140 is generally effective for fiscal years ending after December 15, 2000.

The fund does not have any derivative or hedging activities and is not in the motion picture or the mortgage banking industries.  Consequently, these pronouncements are not expected to have any effect on the fund’s financial statements.

NOTE B - RELATED PARTY TRANSACTIONS

During the years ended March 31, 2001, 2000 and 1999, the partnership entered into several transactions with various affiliates of the general partners, including Boston Capital Partners, Inc., Boston Capital Holdings Limited Partnership, and Boston Capital Asset Management Limited Partnership, as follows:

General and administrative expenses of $6,982, $4,431 and $1,973, incurred by Boston Capital Asset Management Limited Partnership, Boston Capital Holdings Limited Partnership, and Boston Capital Partners, Inc., were charged to operations during the years ended March 31, 2001, 2000 and 1999, respectively.  At March 31, 2001 and 2000, the unpaid general and administrative expenses totaled $229,550 and $197,514, respectively.

During fiscal year ended March 31, 1995, Boston Capital Asset Management Limited Partnership advanced the partnership $95,375 in order to fund an advance made to an operating limited partnership, as more fully described in note C.  The advance is noninterest bearing and due upon demand.  The amount outstanding at the end of fiscal year 2000 was $40,000.  The balance was repaid in full during fiscal year 2001.

An annual asset management fee based on 0.5% of the aggregate cost of all apartment complexes acquired by the operating limited partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership.  The aggregate cost is comprised of the capital contributions made by the partnership to the operating limited partnership and 99% of the permanent financing at the operating limited partnership level.  At March 31, 2001 and 2000, the unpaid asset management fees totaled $5,148,611 and $4,711,651, respectively.  The fee is payable without interest as sufficient funds become available.  The asset management fees accrued during the years ended March 31, 2001, 2000 and 1999 were $436,961, $436,961 and $436,961, respectively. These amounts are presented net of reporting fees paid by the operating limited partnerships during the years ended March 31, 2001, 2000 and 1999, of $17,319, $13,960 and $16,130, respectively, in the statements of operations.

NOTE C - NOTE RECEIVABLE

Note receivable is an advance made to an operating limited partnership during the fiscal year ended March 31, 1995.  The note, secured by a second mortgage on the property owned by the operating limited partnership, bears interest at 6% per annum and was due December 31, 1997.  The carrying amount of the note receivable approximated fair value as of March 31, 2000.  During 2001, the note receivable was repaid with interest.

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At March 31, 2001 and 2000, the partnership has limited partnership equity interests in 49 and 50 operating limited partnerships, respectively, which own apartment complexes.  During the fiscal year ended March 31, 2001, one of the operating limited partnerships was foreclosed upon, and the Investment Partnership has relinquished ownership.

Under the terms of the partnership’s investment in each operating limited partnership, the partnership was required to make capital contributions to the operating limited partnerships.  These contributions were payable in installments over several years based upon each operating limited partnership achieving specified levels of construction and/or operations.  All contributions have been made to the operating limited partnerships as of March 31, 2001 and 2000.  The partnership has no further obligation to make any additional contributions.

The partnership’s investments in operating limited partnerships at March 31, 2001 and 2000 are summarized as follows:
	2001	2000

Capital contributions paid to operating limited partnerships, net of tax credit adjusters of $213,468 and $213,468, respectively	$19,473,665	$19,473,665

Acquisition costs of operating limited partnerships	2,492,705	2,492,705
Cumulative losses from operating limited partnerships	(20,088,629)	(19,726,339)
Cumulative distributions from operating limited partnerships	(71,693)	(70,413)

Investment per balance sheet	1,806,048	2,169,618

Acquisition costs not included in net assets of operating limited partnerships (see note A)	122,748	122,748
Loss from operating limited partnerships of $253,315 and $875,460 for the three months ended March 31, 1990 and 1989 which the operating limited partnerships have not included in partners’ capital (see note A)	1,128,775	1,128,775
Tax credit adjusters not accounted for in net assets of operating limited partnerships (see note A)	121,349	121,349
Loss of operating limited partnerships not recognized under the equity method of accounting (see note A)	(13,246,677)	(10,806,695)
Other adjustments	55,817	58,910

Equity per operating limited partnerships’ combined financial statements	$(10,011,940)	$(7,205,295)

The combined summarized balance sheets of the operating limited partnerships at December 31, 2000 and 1999 are as follows:

COMBINED SUMMARIZED BALANCE SHEETS

	2000	1999
ASSETS

Buildings and improvements, net of accumulated depreciation of $36,749,064 and $33,898,561	$55,174,914	$57,131,467
Land	4,293,234	4,292,033
Other assets	5,993,970	6,264,011

	$65,462,118	$67,687,511

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Mortgages payable	$67,682,163	$67,622,818
Accounts payable and accrued expenses	4,400,664	3,830,775
Other liabilities	2,517,078	2,580,063

	74,599,905	74,033,656

PARTNERS’ CAPITAL (DEFICIT)
American Affordable Housing II Limited Partnership	(10,011,940)	(7,205,295)
Other partners	874,153	859,150

	(9,137,787)	(6,346,145)

	$65,462,118	$67,687,511

The combined summarized statements of operations of the operating limited partnerships for the years ended December 31, 2000, 1999 and 1998 are as follows:

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

	2000	1999	1998
Revenue
Rental	$10,480,295	$10,495,010	$10,590,206
Interest and other	431,084	485,737	439,999

	10,911,379	10,980,747	11,030,205

Expenses
Interest	3,744,260	3,718,151	3,779,559
Depreciation and amortization	2,943,944	2,911,171	2,892,193
Taxes and insurance	1,349,114	1,267,231	1,313,538
Repairs and maintenance	1,880,475	1,691,965	1,628,137
Operating expenses	3,875,359	3,820,085	3,543,394

	13,793,152	13,408,603	13,156,821

NET LOSS	$(2,881,773)	$(2,427,856)	$(2,126,616)

Net loss allocated to American Affordable Housing II Limited Partnership *	$(2,802,273)	$(2,371,097)	$(2,085,431)

Net loss allocated to other partners	$(79,500)	$(56,759)	$(41,185)

*           Amount includes $2,439,983, $1,997,945 and $1,667,119 for the years ended December 31, 2000, 1999 and 1998, respectively, of loss not recognized under the equity method of accounting as described in note A.

NOTE E - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO TAX RETURN

For income tax purposes, the partnership reports using a December 31 year end.  The partnership’s net loss for financial reporting and tax return purposes for the years ended March 31 is reconciled as follows:
	2001	2000	1999

Net loss for financial reporting purposes	$(807,333)	$(835,465)	$(894,106)

Operating limited partnership rents received in advance	11,163	7,468	(2,572)

Related party expenditures	(99,189)	135,120	58,054

Asset management fee not deductible for tax purposes until paid	436,961	436,961	436,961

Excess of tax depreciation over book depreciation on operating limited partnership assets	(374,531)	(318,295)	(406,024)

Difference due to fiscal year for book purposes and calendar year for tax purposes	174,947	(73,226)	3,150

Operating limited partnership net loss not allowed for financial reporting under equity method	(2,439,982)	(1,997,945)	(1,667,119)

Other	11,444	126,154	(512,660)

Net loss for income tax purposes	$(3,086,520)	$(2,519,228)	$(2,984,316)

The difference between the investments in operating limited partnerships for tax purposes and financial statement purposes is primarily due to the differences in the losses not recognized under the equity method of accounting, the three month period due to fiscal year reporting and the historic tax credits taken for income tax purposes.  At March 31, 2001 and 2000, the differences are as follows:
	2001	2000

Investments in operating limited partnerships - tax basis	$(13,012,293)	$(9,921,018)

Add back losses not recognized under the equity method	13,246,677	10,806,695

Estimated share of loss of $253,315 and $875,460 for the three months ended March 31, 1990 and 1989 due to fiscal year reporting	(1,128,775)	(1,128,775)

Historic tax credits	651,016	651,016

Other	2,049,423	1,761,700

Investments in operating limited partnerships - as reported	$1,806,048	$2,169,618

LIBERTY CENTER, LTD.

Financial Statements

December 31, 2000 and 1999

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

Liberty Center, Ltd.

Balance Sheets

December 31, 2000 and 1999

Assets
Current assets:	2000	1999
Cash and cash equivalents	$111,344	$115,753
Accounts Receivable	705	2,217

Total Current Assets	112,049	117,970

Property and Equipment, at cost:
Land	198,000	198,000
Building and improvements	2,500,675	2,487,005
Equipment	15,756	13,173
Less Accumulated Depreciation	(770,208)	(704,474)

	1,944,223	1,993,704

Total Assets:	$2,056,272	$2,111,674

See Independent Auditors' Report and Notes to Financial Statements.

Liberty Center, Ltd.

Balance Sheets

December 31, 1999 and 1998

Liabilities and Partners' Equity

	2000	1999
Current Liabilities
Current portion of notes payable	$73,102	$71,019
Accrued interest, due within one year	867	995
Accounts payable and accrued expenses	5,651	48,593

Total current liabilities	79,620	120,607

Long-Term Liabilities
Notes payable net of current portion	731,802	1,004,811
Accrued interest, due after one year	670,309	605,518
Accrued investor service fee	66,000	0
Advances from affiliates	7,607	31,291
Tenant security deposits	7,691	5,955

Total long-term liabilities	1,683,409	1,647,575

Total Liabilities	1,763,029	1,768,182

Partners' Equity
General partner	(14,372)	(13,870)
Limited partner	307,615	357,362

Total partners' equity	293,243	343,492

Total liabilities and partners'
Equity	$2,056,272	$2,111,674

See Independent Auditors' Report and Notes to Financial Statements.

Liberty Center, Ltd.

Statements of Operation

For the Years ended December 31, 2000 and 1999

	2000	1999
Rental revenues	$529,890	$514,184
Interest and dividends	530	664

	530,420	514,848

Expenses
Bad Debts	2,200	13,201
Depreciation and amortization	65,734	62,624
General and administrative	43,025	42,948
Insurance	37,287	46,335
Interest	74,701	91,203
Investor Services fee	32,000	24,000
Legal and professional services	18,832	18,141
Maintenance and repairs	30,951	28,349
Management fees	26,332	25,347
Salaries	166,169	152,308
Taxes	32,953	39,333
Utilities	50,485	41,977

Total expenses	580,669	585,766

Net income (loss) from operations	$(50,249)	$(70,918)

See Independent Auditors' Report and Notes to Financial Statements.

Liberty Center, Ltd.

Statement of Partners' Equity

For the Years ended December 31, 2000 and 1999

		Investor
	General	Limited
	Partner	Partner	Total
Partners' equity December 31, 1998	$(13,162)	$427,572	$414,410

Loss (loss)	$(708)	$(70,210)	$(70,918)

Distributions	$0	$0	$0

Partners' equity December 31, 1999	$(13,870)	$357,362	$343,492

Loss (loss)	$(502)	$(49,747)	$(50,249)

Distributions	$ 0	$ 0	$ 0

Partners' equity December 31, 2000	$(14,372)	$307,615	$293,243

See Independent Auditors' Report and Notes to Financial Statements.

Liberty Center, Ltd.

Statements of Cash Flows

For the Years ended December 31, 2000 and 1999
	2000	1999
Cash flow from operating activities
Net income (loss	$(50,249)	$(70,918)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation	65,734	62,624
Changes in asset and liabilities:
Decrease (increase) in tenant receivables	1,512	8,036
Increase (decrease) in accounts payable
and accrued expenses	23,058	(7,230)
Increase (decrease) in net security
Deposits	1,736	1,989
Net cash (used for) provided
by operations	41,791	(5,499)

Cash flows from investing activities
Purchase of equipment	(16,253)	(6,999)
Increase in accrued interest	64,663	51,980
Net cash provided by investing
Activities	48,410	44,981

Cash flows from financing activities
Repayment of long-term debt	(70,926)	(40,643)
Increase in advances from affiliates	(23,684)	(1,425)
Net cash used for financing
Activities	(94,610)	(42,068)

Net decrease in cash and cash equivalents	(4,409)	(2,586)

Cash and cash equivalents at beginning of year	115,753	118,339

Cash and cash equivalents at end of year	$111,344	$115,753

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

NOTE C - CERTIFICATES OF DEPOSIT, MONEY MARKETS AND

MARKETABLE EQUITY SECURITIES

Prior to amending the operating reserve agreement June 29, 1993, certificates of deposit, money market funds and marketable equity securities have been established under an agreement between the limited an general partners which provides that such funds are available to fund any excess of operating expenses over operating income for a period of sixty (60) months. Interest earned on these funds is allocated and distributed to the general partner

Annually The operating reserve agreement was amended June 29, 1993, establishing an operating reserve of $100,000 and allowing for a distribution to the general partner of part of the operating reserve. The purpose was substantially the same as that of the prior agreement. A distribution to the general partner of this operating reserve is allowed if certain profitability objectives are met. The operating reserve account totaled $101,778 and $101,225 at December 31, 1999 and December 31, 1998.

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

The following is a schedule of accrued interest payable:

	December 31, 2000	December 31, 1999

First mortgage payable (Note F)	$867	$995
Second mortgage payable	670,309	605,518

	671,176	606,513
Less amount due within one year	867	995
	$670,309	$605,518

NOTE F NOTES PAYABLE

Mortgage note payable to a bank monthly at $6,727 including interest at 3.0% until March, 2004, secured by first mortgage on Apartment project.	December 31, 2000 $ 285,005	December 31, 1999 $ 355,931

Mortgage note payable at 9% to The Florida

Housing Finance Agency; interest payments

only as determined by lender annually based

on cash flow, with a balloon payment in 2004;

secured by second mortgage on apartment

project. (Note E)

	$ 719,899	$ 719,899
	1,004,904	1,075,830
Less amount due	73,102	71,019

	$ 931,802	$1,004,811

Aggregate maturities of long-term debt for the next five year are estimated as follows:

2001	$ 73,102
2002	75,326
2003	77,617
2004	778,859
2005	778,529

$1,075,830

NOTE G TRANSACTIONS WITH AFFILIATED AND RELATED PARTIES

Annual Investor Service Fee

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

NOTE H PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS

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

(Note C)

NOTE I REIMBURSEMENT FOR OPERATING PERSONNEL

In 1998 the partnership was reimbursed for services provided to an affiliate. The services provided were mainly leasing, tenant assistance, record keeping, and security services. The reimbursement was recorded as a reduction in salary expenses.

NOTE J BAD DEBTS

The partnership makes every attempt to collect accounts receivable and periodically reviews the accounts to determine collectability. In 1999, the general partner determined that $13,201 of the accounts receivable were not collectable in the ordinary course of business.

RIVERPLACE APARTMENTS LIMITED PARTNERSHIP

REPORT ON AUDITS OF FINANCIAL STATEMENTS

AND ADDITIONAL INFORMATION

DECEMBER 31, 2000 AND 1999

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

January 28, 2000

Fifty Five Summer Street - BOSTON, MA 021 10-100-1 - TELEPHONE 617-482-5511 - FAX 617.426-5252

RIVERPLACE APARTMENTS LIMITED PARTNERSHIP

BALANCE SHEETS

DECEMBER 31, 2000 AND 1999

ASSETS
CURRENT ASSET	2000	1999
Cash	$ 50,756	$ 46,010
Restricted cash grants Tenants' rents receivable, less allowance for doubtful accounts of $20,921 in 1999	25	375

	16,378	10,481
Tenants' rent subsidies receivable	43,723	36,720
Receivables affiliate	3,855	4,188
Grants receivable	38,893	39,860
Prepaid expenses	6,838	6,838
Total Current Assets	160,468	144,472

Tenants' Security Deposits held in trust	14,202	13,850

RESTRICTED DEPOSITS AND FUNDED RESERVES
Reserve for Replacements	46,556	24,307

RENTAL PROPERTY - AT COST
Land	175,260	175,260
Buildings and Improvements	6,604,141	6,604,141
Personal Property	210,434	190,497

	6,989,835	6,969,898
Less Accumulated Depreciation	(2,059,061)	(1,860,055)

	4,930,774	5,109,843

Deferred financing costs, net of accumulated amortization of $33,445 and $30,296	37,133	40,282

	$5,189,133	$5,332,754

See notes to financial statements.

2

RIVERPLACE APARTMENTS LIMITED PARTNERSHIP

BALANCE SHEETS CONTINUED

DECEMBER 31, 1999 AND 1998

LIABILITIES

CURRENT LIABILITIES	2000	1999

Current Portion of Mortgage Note Payable	77,318	69,990
Accounts Payable	23,628	18,890
Accounts payable grants	-	13,000
Unexpended grant reimbursements	7,745	-
Payables Affiliates	20,741	6,248
Accrued Mortgage Interest Payable	32,977	33,570
Accrued expenses fire repairs	-	20,157
Accrued Expenses Other	59,403	42,785
Prepaid Rents	2,782	3,703

Total Current Liabilities	224,594	208,343

Tenants Security Deposits Liability	14,754	13,730

LONG-TERM LIABILITIES
Mortgage Note Payable,	3,879,867	3,958,439
less current portion
Accrued fees payable affiliate	60,500	55,000

	3,940,367	4,013,439

Total Liabilities	4,179,715	4,235,512

PARTNERS CAPITAL

Partners Capital	768,657	953,621

	$ 4,948,372	$ 5,189,133

See notes to financial statements.

3

RIVERPLACE APARTMENTS LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000 AND 1999

Income	2000	1999

Rents	$ 1,095,396	$ 1,091,704
Less Vacancy Losses	140,194	22,388

	955,202	1,069,316
Interest Income	2,147	2,246
Other	5,559	6,003

	962,908	1,077,565

Expenses
Administrative	80,258	75,616
Utilities	195,313	158,412
Management Fee affiliates	57,605	64,491
Operating and Maintenance	144,510	111,222
Taxes	22,799	21,192
Insurance	41,774	51,489
Interest	399,873	406,207
Depreciation and Amortization	204,915	202,155

	1,147,047	1,090,784

LOSS BEFORE MORTGAGE EXPENSE	(184,139)	(13,219)

NONOPERATING EXPENSE:
Gain (loss) on involuntary conversion	4,675	(34,489)

LSS BEFORE MORTGAGE ENTITY EXPENSE	(179,464)	(47,708)

MORTGAGE ENTITY EXPENSE
Partnership reporting fee affiliate	(5,500)	(5,500)

NET LOSS	$(184,964)	$(53,208)

See notes to financial statements

4

RIVERPLACE APARTMENTS LIMITED PARTNERSHIP

STATEMENT OF PARTNERS' EQUITY

YEARS ENDED DECEMBER 31, 2000 AND 1999

	General Partner	Limited Partner	Total

Balance (deficiency)
January 1, 1998	$(123,620)	$1,130,449	$1,006,829

Net Loss for Year	(532)	(52,676)	(53,208)

Balance (deficiency)
December 31, 1998	(124,152)	1,077,773	953,624

Net Loss for Year	(1,850)	(183,114)	(184,964)

Balance (deficiency)
December 31, 1999	$(126,002)	$894,659	$768,657

Percentage Interest at
December 31, 1999 and 1998	1%	99%	100%

See notes to financial statements

5

RIVERPLACE APARTMENTS LIMITED PARTNERSHIP

STATEMENT OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2000 AND 1999
Cash Flow From Operating Activities	2000	1999

Net Loss	$(184,964)	$(53,208)
Adjustments to Reconcile Net Loss to net
Cash provided by operating activities:
Depreciation	202,960	199,006
Amortization of deferred costs	1,955	3,149
Provision for bad debts	19,883	22,603
Loss on involuntary conversion	(4,675)	34,489
Mortgage Entity Expense	5,500	5,500
Changes in Assets and Liabilities:
Increase in tenants' rents receivable	(14,669)	(28,500)
Increase in tenants' rent subsidies receivable	6,950	(7,003)
Decrease (increase) in receivables affiliates	(7,731)	333
Increase in prepaid expenses	(4,026)	-
Increase (decrease) in accounts payable	4,738	(919)
Decrease in payables affiliates	(14,493)	(757)
Decrease in accrued mortgage interest payable	(593)	(538)
Increase (decrease in accrued expenses other	16,618	(24,527)
Increase (decrease) in prepaid rents	(921)	2,422
Increase in Tenants Security deposits	(305)	(352)
(Decrease increase in tenants security
Deposit liabilities	1,024	(26)

Net Cash Provided by Operating Activities	56,237	151,672

Cash Flows From Investing Activities
Purchase of Rental Property	(52,218)	(19,937)
Reserve for Replacements Funded,
Including Interest Earned	(22,646)	(22,249)
(Increase) decrease in restricted cash grants	(7,720)	350
(Increase) decrease in grants receivable	38,893	967
Increase (decrease) in accounts payable grants	(13,000)	(27,235)
Increase in unexpended grant reimbursements	7,745	-
Insurance proceeds from involuntary conversion	14,828	60,295
Fire restoration costs	(10,153)	(94,784)
Increase (decrease) in accrued expenses fire repairs	(20,157)	20,157

Net cash used in investing activities	(34,392)	(82,436)

See notes to financial statements

6

RIVERPLACE APARTMENTS LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS CONTINUED

YEARS ENDED DECEMBER 31, 2000 AND 1999

	2000	1999

Cash flows from financing activities:
Payments on mortgage note payable	$(71,244)	$(64,490)

Net increase in cash	(49,399)	4,746

Cash, beginning of year	50,756	46,010

Cash, end of year	$1,357	$50,756

Supplemental disclosure of cash flow
Information:
Cash paid during the year for interest	$400,466	$406,745

See notes to financial statements.

7

RIVERPLACE APARTMENTS LIMITED PARTNERSIHP

NOTES TO FINANCIAL STATEMENTSYEARS ENDED DECEMBER 31, 2000 AND 1999

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

8

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

9

RIVERPLACE APARTMENTS LIMTED PARTNERSHIPNOTES TO FINANCIAL STATEMENTS CONTINUEDYEARS ENDED DECEMBER 31, 2000 AND 1999

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

The Project is eligible for low-income housing tax credits for a ten-year period, beginning in 1988, which are calculated at between 9.12% - 9.22% of qualified rehabilitation costs. The maximum annual credit is $364,094 and it is a pass-through credit to the partners. The credits for 1999 and 1998 were $32,909 and $350,362, respectively. The year ended December 31 1999 will be the final year in which low-income housing tax credits may be claimed for the Project.

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

10

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

100%

11

RIVERPLACE APARTMENTS LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS CONTINUED

YEARS ENDED DECEMBER 31, 2000 AND 1999

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

  First, to the repayment of Subordinated Loans and interest thereon;

12

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

13

RIVERPLACE APARTMENTS LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS CONTINUED

YEARS ENDED DECEMBER 31, 2000 AND 1999

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

5.Mortgage note payable:

The mortgage note payable consists of a note in the original amount of $4,500,000, dated March 11, 1988 and last amended on

14

May 23, 1989, with Fleet National Bank as successor in interest to Bank of New England-West, N.A. In February 1998, Fleet National Bank transferred the loan servicing to Regency Savings Bank. The note is secured by the real estate and related personal property of the Partnership and an assignment of rents and leases. Interest is currently payable on the note at a rate of 10% per annum. This rate was fixed at the conversion date (August 1, 1989), as defined in the loan agreement. The lender has the right to adjust the interest rate every three years subsequent to the conversion date to a rate that is equal to 2 1/2% per annum above the three year Treasury note rate in effect on the interest rate adjustment dates. The next scheduled interest rate adjustment date is August 1, 2001. Based upon the current interest rate, the note requires monthly installments of principal and interest of $39,240. The note matures on July 1, 2019. However, the lender has the right to demand repayment of the loan in full on September 19, 2003, which is the date fifteen years following the execution of the first Housing Assistance Payments contract for the Property. The mortgage note may be prepaid by the Partnership without premium or penalty.

15

RIVERPLACE APARTMENTS LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS CONTINUED

YEARS ENDED DECEMBER 31, 2000 AND 1999

5. Mortgage note payable - continued

Aggregate principal maturities on the mortgage loan for each of the next five years, based on the current effective interest rate, are as follows:
Year	Amount
2001	$77,318
2002	85,415
2003	94,359
2004	104,239
2005	115,155

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

  Transactions with related parties:

Marken Properties, Inc. ("Marken"), an affiliate of the General Partners, is the project management agent. Marken receives a base management fee calculated at 6% of gross revenues from the Property. Management fees expensed in 1999 and a998 amounted to $64,491 and $65,805, respectively. At December 31, 1999 and 1998, the Partnership has receivables from Marken of $11,904 and $5,295, respectively.

16

Personnel working at the project site are employees of Marken and therefore the Project reimbursed Marken for the actual salaries and related benefits, as reflected in the accompanying financial statements. Such salaries and related benefit costs expensed during 1999 and 1998 amounted to $68,295 and $96,520, respectively. In addition, salaries and related benefit costs associated with grants during 1999 and 1998 amounted to $40,553 and $27,364, respectively. At December 31, 1998, $1,107 of these costs remained unpaid. The payable of $1,107 at December 31, 1998 has been against a receivable from Marken in the accompanying 1998 balance sheet.

The partnership incurred accounting and data processing fees of $7,200 to Marken in each of the years ended December 31, 2000 and 1999.

17

RIVERPLACE APARTMENTS LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS CONTINUED

YEARS ENDED DECEMBER 31, 2000 AND 1999

  Transactions with related parties continued

Marken allocates certain office and administrative expenses among multiple properties under its management. For the year ended December 31, 1999 and 1998, the Partnership's allocable share of these costs amounted to $8,049 and $5,044, respectively. At December 31, 1999, these costs remained unpaid and have been netted against a receivable from Marken in the accompanying 1999 balance sheet. In addition, the Partnership purchases various operating and maintenance supplies and services as well as its fuel oil and heating service contract from companies (Interstate Plumbing & Heating Supply Corp., Key Contractors, Inc., and Hampden Contractors, Inc.) affiliated with the General Partners. For the year ended December 3 1, 1999 and 1998, the Partnership incurred costs to Interstate Plumb' & Heating Supply Corp. and Key Contractors, Inc. for capital equipment and operating and maintenance supplies and services in the amounts of $22,368 and $31,045, respectively. For the year ended December 3 1, 1999 and 1998, the Partnership incurred costs to Key Contractors, Inc. for operating and maintenance supplies and services in the amounts of $720 and $4,883, respectively. Additionally, the Partnership incurred costs to Key contractors, Inc. for operating and maintenance supplies and services associated with grants in the amount of $9,000 in 1998. Costs incurred to Hampden Contractors, Inc. for fuel Oil and heating services and to maintain the laundry concession aggregated $61,549 in 1999 and $54,735 in 1998. As of December 31, 1999 and 1998, the Partnership had payables to these affiliates totaling $1,904 and $7,005, respectively.

The partnership shares a site office with other affiliated real estate partnerships. The Partnership is allocated its share of costs incurred to maintain this office. Certain of these costs are reimbursed to the affiliate and amounted to $6,156 in 1999 and $8,870 in 1998. At December 31, 1999, $4,344 of these costs remained unpaid.

Hampden Contractors, Inc. also serves as the general contractor for repairs to the Property caused by a fire in 1999 (see Note 10) Pursuant to the Partnership Agreement, as last amended, a

18

reporting fee is payable to an affiliate of the Investment Limited Partner for its services in assisting with the preparation of tax returns and other reports to the partners as required by the Partners Agreement. The fee is in an annual amount of $5,500 and is payable from available cash flow from operations. Any unpaid fees shall accrue and be payable on a cumulative basis in the first year in which there is sufficient cash flow from operations or from the proceeds of a capital transaction. A reporting fee in the amount of $5,5 00 was expensed in

19

RIVERPLACE APARTMENTS LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS CONTINUED

YEARS ENDED DECEMBER 31, 2000 AND 1999

7. Transactions with related parties - continued

the years ended December 3 1, 1999 and 1998. No fees were paid in 1999 or 1998. The Partnership's cumulative liability to the affiliate for these fees at December 31, 1999 and 1998 amounted to $55,000 and $49,500, respectively.

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

8. Grants:

The Partnership was rewarded two grants under the Federally Assisted Low-Income Housing Elimination Grant Program from the U.S. Department of Housing and Urban Development (HUD). The initial grant was in the amount of $124,960. The Partnership received the entire proceeds of the grant, of which $29, 544 and $95,416 were received in 1999 and 1998, respectively. The grant period expired in 1999. The other grant was awarded to the Partnership in January, 1999 in the amount of $125,000. The term of the grant is twelve months beginning March 1, 1999. An extension of up to six months can be obtained with the approval of HUD. The Partnership received proceeds under this grant of $73,746 during 1999. The remaining amount available to be drawn against the grant is $51,254.

20

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

21

RIVERPLACE APARTMENTS LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS CONTINUED

YEARS ENDED DECEMBER 31, 2000 AND 1999

8. Grants continued:

Expenditures of funds under these grant programs are based upon budgets approved by the HUD. Expenditures must be made in compliance with the grant agreements and for the specific purposes of the grant awards. Grant proceeds are received by the Partnership based upon expenditures incurred (cost reimbursement method).

Grant expenditures in excess of grant proceeds are reflected as a receivable in the accompanying balance sheets, since these amounts are expected to be reimbursed to the Partnership under the terms of the grants agreements. During 1999, the Partnership paid certain costs totaling $25,918, which are to be reimbursed under the terms of the grants. Accordingly, this amount will be replenished to the Partnership's operating cash account upon its reimbursement.

9. Contingencies:

The Partnership is required to maintain compliance with the Low-Income Housing Tax Credit Program as a condition to receiving low-income housing tax credits. Failure to comply with the requirements of the Low-income Housing Tax Credit Program or to correct noncompliance a specified time period can result in a recapture of a portion of the tax credits previously taken.

The Partnership receives federal financial assistance from the U.S. Department of Housing and Urban Development (HUD) under the Drug Elimination and Safe Neighborhood Grant Programs. Expenditures of funds under these programs require compliance with the grant agreements and are subject to audit by HUD. Any disallowed expenditures resulting from such audits become a liability of the Partnership. In the opinion of the Partnership's management, disallowed expenditures, if any, will

22

not have a material effect on the financial position of the Partnership.

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

23

RIVERPLACE APARTMENTS LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS CONTINUED

YEARS ENDED DECEMBER 31, 2000 AND 1999

9. Contingencies - Continues

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

In September 1999, the Partnership filed lawsuits against Fleet Bank and Regency Savings Bank, its predecessor and current mortgagees, respectively. The Partnership alleges, among other things, that there are contractual inconsistencies between the mortgage note on the Property and the commitment letter issued by the lender, which could have a favorable impact to the Partnership. The lawsuit against Fleet Bank is presently staying pending settlement discussions. The lawsuit against Regency Savings Bank was dismissed and an appeal has subsequently been filed. The ultimate outcome of the lawsuits cannot be determined at the present time. Accordingly, no estimates can be made as to the time or the amount, if any, of recoveries to the Partnership.

  Involuntary conversion:

On February 28, 1999, the Partnership suffered a loss as a result of a fire, which damaged three rental units at the apartment complex. The loss consisted of both physical property damage and related costs and rent loss caused by an interruption to tenant occupancy while the Property was being restored. The Partnership

24

has estimated the aggregate costs to restore the Property to be $60,295. The Partnership plans to file a supplemental claim on this loss in the amount of $14,828. As a result of the fire, a loss of $24,020, has been reflected as a non-operating expense in the accompanying 1999 statement of operations. Any additional insurance proceeds received from the supplemental claim will be reflected in income when received.

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

25

RIVERPLACE APARTMENTS LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS CONTINUED

YEARS ENDED DECEMBER 31, 2000 AND 1999

11. Concentrations:

The Partnership's operations are concentrated in the multifamily real estate market. In addition, the Partnership operates in a heavily regulated environment. The operations of the Partnership are subject to the administrative directives, rules and regulations of federal, state and local regulatory agencies, including, but not limited to, HUD. Such administrative directives, rules and regulations are subject to change by an act of Congress, or an administrative change mandated by HUD. Such changes may occur with little notice or inadequate funding to pay for the related costs, including the additional administrative burden, to comply with a change.

26

12. Reconciliation to taxable loss:

Reconciliation's of financial statement net loss to taxable loss of the Partnership for the years ended December 31, 1999 and 1998 are as follows:

	2000	1999
Net loss per financial statement	$(184,964)	$(53,208)

Adjustments:
Excess of tax depreciation
over book depreciation	(64,073)	61,060)
Increase in allowance for doubtful
Accounts	(12,321)	20,921
Rents collected in advance	(921)	2,422
Audit adjustments not reflected in
Tax return	-	11,861
Tax adjustments not reflected in
Financial statements	(11,861)	39,860

Taxable loss per tax return	($274,140)	($39,204)

27

ADDITIONAL INFORMATION

RIVERPLACE APARTMENTS LIMITED PARTNERSHIP

SCHEDULES OF RENTING, ADMINISTRATIVE, OPERATING, MAINTENANCE,

TAXES AND INSURANCE, AND INTEREST EXPENSES

YEARS ENDED DECEMBER 31, 2000 AND 1999
	2000	1999
Administrative Expenses
Advertising and Promotion	$299	$73
Office Salaries	19,991	22,055
Employee Benefits	6,984	4,971
Legal	11,525	3,990
Auditing	8,165	7,925
Telephone	2,292	4,471
Office Expense	5,511	11,954
Data Processing Fees/ Bank Charges	12,393	9,820
Licenses and Permits	269	416
Miscellaneous	12,829	9,959

Total Administrative Expenses	$80,258	$75,616

Utilities
Fuel oil	91,793	55,081
Electricity	14,401	14,838
Water and Sewer	76,135	78,816
Gas	12,984	9,677

Total Utilities	$195,313	$158,412

Operating Expenses
Maintenance Salaries	$35,184	$19,258
Cleaning Salaries	16,835	9,580
Trash Removal	6,612	8,892
Exterminating	12,300	9,204
Cleaning Supplies	1,298	1,386
Snow Removal	1,003	948
HVAC Repairs and Maintenance	14,473	10,969
Repairs Material	42,110	43,144
Decorating Supplies and Contract	14,695	7,841

Total Operating and Maintenance Expenses	$144,510	$111,222

See independent auditor's report on additional information on page 1.

28

RIVERPLACE APARTMENTS LIMITED PARTNERSHIP

SCHEDULES OF RENTING, ADMINISTRATIVE, OPERATING, MAINTENANCE,

TAXES AND INSURANCE, AND INTEREST EXPENSES - CONTINUED

YEARS ENDED DECEMBER 31, 1999 AND 1998

	2000	1999
Taxes
Real Estate Taxes	$15,594	$14,524
Payroll Taxes	7,205	6,649
Other Taxes	-	19

Total Taxes	$ 22,799	$ 21,192

Insurance Expense
Property and Liability	$30,696	$ 44,844
Workers' Compensation	3,877	2,195
Employee Health	7,201	4,450

Total Insurance Expenses	$41,774	$ 51,489

Interest Expense
Interest on Mortgage	$399,043	$405,852
Other Interest	830	355

Total Interest Expense	$399,873	$406,207

See independent auditor's report on additional information on page 1.

29

Independent Auditors' Report

To the Partners of

Bowdoinham Associates

(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Bowdoinham Associates (a Maine Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bowdoinham Associates as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 9, 2001, on our consideration of the Partnership's internal controls and a report dated March 9, 2001, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements, such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

INDEPENDENT AUDITOR'S REPORT

To the Partners

Brookhollow Manor, Ltd.

We have audited, the accompanying balance sheet of Brookhollow Manor, Ltd. as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficit), and cash flow for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally-accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S, Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying financial statements referred to above present fairly, in all material respects, the financial position of Brookhollow Manor, Ltd.'s as of December 31, 2000 and 1999, and the results of its operation and its cash flows for the years then ended, in conformity with generally-accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated March 8, 2001, on our consideration of Brookhollow Manor, Ltd.'s internal control and on its compliance with laws and regulations.

INDEPENDENT AUDITORS' REPORT

To the Partners

Carthage Court Housing Company

We have audited the accompanying balance sheets of Carthage Court Housing Company as of December 31, 2000 and 1999, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carthage Court Housing Company as of December 31, 2000 and t999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditinq Standards, we have also issued reports dated January 30, 2001, on our consideration of the Carthage Court Housing Company's internal control structure and its compliance with laws and regulations.

January 30, 2001

Albany, New York

Independent Auditors, Report

To the Partners of

Deer Crossing Associates

(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Deer Crossing Associates (a Maine Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deer Crossing Associates as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 9, 2001, on our consideration of the Partnership's internal controls and a report dated March 9, 2001, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

INDEPENDENT AUDITORS' REPORT

The Partners

Fredericktown Associates II, L.P.

Fredericktown, Missouri

We have audited the accompanying balance sheets of Fredericktown Associates II, L.P. (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all the material respects, the financial position of Fredericktown Associates II, L.P. as of December 31, 2000 and 1999, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

To the Partners

Liberty Center, Ltd.

We have audited the accompanying balance sheets of Liberty Center, Ltd. as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberty Center, Ltd. as of December 31, 2000 and 1999, and the results of its operations, changes in partners equity (deficit), and cash flows for the years then ended in conformity with generally accepted accounting principles.

INDEPENDENT AUDITORS' REPORT

To the Partners

Lovington Housing Associates Limited Partnership

d.b.a. Southview Place Apartments

We have audited the accompanying balance sheets of Lovington Housing Associates Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lovington Housing Associates Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated February 6, 2001, on our consideration of Lovington Housing Associates Limited Partnership's internal control structure and a report dated February 6, 2001, on its compliance with laws and regulations.

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

INDEPENDENT AUDITORS' REPORT

To the Partners

Malone Housing Redevelopment Company

We have audited the accompanying balance sheets of Malone Housing Redevelopment Company as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Malone Housing Redevelopment Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditinq Standards, we have also issued reports dated January 30, 2001, on our consideration of Malone Housing Redevelopment Company's internal control structure and its compliance with laws and regulations.

Independent Auditors, Repor~

To the Partners of

Maple Tree Associates

(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Maple Tree Associates (a Maine Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maple Tree Associates as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 9, 2001, on our consideration of the Partnership's internal controls and a report dated March 9, 2001, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

Independent Auditors' Report

To the Partners of

Perramond Associates

(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Perramond Associates (a Maine Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perramond Associates as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 9, 2001, on our consideration of the Partnership's internal controls and a report dated March 9, 2001, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

To the Partners

Pine Knoll Development Company

D/B/A/Pine Knoll Manor

Dunn, North Carolina

We have audited the accompanying balance sheets of Pine Knoll Development Company (a North Carolina limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are flee of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pine Knoll Development Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 26, 2001, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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

Independent Auditors' Report

To the Partners of

Sara Pepper Associates

(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Sara Pepper Associates (a Maine Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sara Pepper Associates as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 9, 2001, on our consideration of the Partnership's internal controls and a report dated March 9, 2001, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

To the Partners

Shelbyville FH, Ltd.

We have audited the accompanying balance sheets of Shelbyville FH, Ltd. (a Tennessee limited partnership), RHS Project No.: 48 002 621246065, as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shelbyville FH, Ltd. as of December 31, 2000 and 1999, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated March 17, 2001 on our consideration of Shelbyville FH, Ltd.'s internal control over financial reporting and our test of its compliance with certain provisions of laws, regulations, contracts and grants. This report is an integral part of this audit and should be read in conjunction with this report.

Independent Auditors' Report

To the Partners of

Silver Pines Associates

(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Silver Pines Associates (a Maine Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Pines Associates as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 9, 2001, on our consideration of the Partnership's internal controls and a report dated March 9, 2001, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

INDEPENDENT AUDITORS' REPORT

To the Partners

Suncrest, Ltd.

We have audited the accompanying balance sheets of Suncrest, Ltd. (a Tennessee limited partnership), RHS Project No.: 48 015 621251107, as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Suncrest, Ltd. as of December 31, 2000 and 1999, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated March 17, 2001 on our consideration of Suncrest, Ltd.'s internal control over financial reporting and our test of its compliance with certain provisions of laws, regulations, contracts and grants. This report is an integral part of this audit and should be read in conjunction with this report.

INDEPENDENT AUDITORS' REPORT

TO the Partners

Warren Properties, Ltd.

We have audited the accompanying balance sheets of Warren Properties, Ltd. (a Tennessee limited partnership), RHS Project No.: 48 089 621237357, as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warren Properties, Ltd. as of December 31, 2000 and 1999, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated March 17, 2001 on our consideration of Warren Properties, Ltd.'s internal control over financial reporting and our test of its compliance with certain provisions of laws, regulations, contracts and grants. This report is an integral part of this audit and should be read in conjunction with this report.

Independent Auditors, Report

To the Partners of

Wilder Associates

(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Wilder Associates (a Maine Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilder Associates as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 9, 2001, on our consideration of the Partnership's internal controls and a report dated March 9, 2001, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

INDEPENDENT AUDITORS' REPORT

To the Partners of

Washington Mews Limited Partnership

We have audited the accompanying balance sheets of Washington Mews Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations and partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Washington Mews Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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