Form 10-Q
period 2001-06-30
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 2001-08-15
CIK 815024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2001

or

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2001

TABLE OF CONTENTS

FOR THE QUARTER ENDED JUNE 30, 2001

Balance_Sheets *

Statements_of_Operations 4

Changes_in_Partners_Capital 5

Statements_of_Cash_Flows 6

Notes_to_Financial_Statements 7

Note A Organization 7

Note B Accounting and Financial Reporting Policies 7

Note C Related Party Transactions 8

Note D Investments in Opertating Partnerships 8

Combined_Statements_of_Operations 9

NOTE_E_TAXABLE_LOSS

Liquidity 10

Capital_Resources 11

Results_of_Operations 12

Part_II_Other_Information 14

Signatures 15

American Affordable Housing II Limited Partnership

BALANCE SHEETS

	June 30, 2001 (Unaudited)	March 31, 2001 (Audited)

ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)	$ 1,779,134	$ 1,806,048

Cash and cash equivalents	61,759	34,369
Other assets	7,849	11,734

	$ 1,848,742	$ 1,852,151

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES

Accounts payable affiliates	5,483,827	5,378,161

	5,483,827	5,378,161

PARTNERS' DEFICIT

Limited Partners
Units of limited partnership interest, $1,000 stated value per unit; issued and outstanding, 26,501 units (note A)	(3,368,828)	(3,260,844)
General Partners	(266,257)	(265,166)

	(3,635,085)	(3,526,010)

	$ 1,848,742	$ 1,852,151

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

	2001	2000

Income
Interest income	$ 286	$ 62
Other income	491	4,079
	777	4,141

Share of loss from Operating Partnerships(Note D)	(25,633)	(70,363)

Expenses
Professional fees	7,800	10,578
General and administrative expenses	6,663	5,785
Asset management fees (note C)	69,756	94,750
	84,219	111,113

NET LOSS	$(109,075)	$(177,335)

Net loss allocated to general partners	$ (1,091)	$ (1,773)

Net loss allocated limited partners	$(107,984)	$(175,562)

Net loss per unit of limited partnership interest	$ (4)	$ (7)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' (deficit) April 1, 2001	$(3,260,844)	$(265,166)	$(3,526,010)

Net loss	(107,984)	(1,091)	(109,075)

Partners' (deficit) June 30, 2001	$(3,368,828)	$(266,257)	$(3,635,085)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2001	2000
Cash Flows from operating activities:

Net Loss	$ (109,075)	$ (177,335)
Adjustments:
Distributions from Operating Partnerships	1,281	1,281
Share of Loss from Operating Partnerships	25,633	70,363
Changes in assets and liabilities:
(Decrease) Increase in other assets	3,885	-
Increase in accounts payable and accrued expenses	105,666	113,868

Net cash provided by (used in) operating activities	27,390	8,176

INCREASE (DECREASE) IN CASH	27,390	8,176

Cash and cash equivalents, beginning	34,369	12,021

Cash and cash equivalents, ending	$ 61,759	$ 20,197

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2001
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2001 and for the three months ended have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements are read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report Statement on Form 10-K.

The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the fiscal year ending March 31, 2002.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2001

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

An annual asset management fee based on 0.5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued as payable to Boston Capital Asset Management Limited Partnership. The annual asset management fee accrued for the quarters ended June 30, 2001 and 2000 was $105,568.

Affiliates of the General Partner have advanced $210,128 to the Partnership to pay certain operating expenses of the Partnership, and make advances and/or loans to Operating Partnerships. These and any additional advances will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

The Partnership has also accrued certain affiliate administrative expenses, including but not limited to travel, printing, salaries, postage, and overhead allocations, totaling $19,520.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2001 and 2000, the Partnership had limited partnership equity interests in forty nine Operating Partnerships, each of which owned an apartment complex.

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments upon each Operating Partnership achieving specified levels of construction and/or operations. At June 30, 2001 and 2000, all such capital contributions had been paid to the Operating Partnerships.

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2001.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2001
(Unaudited)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

The unaudited combined statements of operations of the Operating
Partnerships for the Three months ended March 31, 2001 and 2000 are as follows:

	2001	2000

Revenues
Rental income	$ 2,312,428	$ 2,399,802
Interest and other	85,247	151,365

	2,397,675	2,551,167

Expenses
Interest expense	701,026	712,601
Depreciation and amortization	654,929	707,302
Operating expenses	1,768,979	1,788,249
	3,124,935	3,208,152

NET LOSS	$ (727,260)	$ (656,985)

Net loss allocation to American Affordable Housing II Limited Partnership	$ (25,633)	$ (70,363)

Net loss allocated to other partners	$ (7,273)	$ (6,570)

Net loss suspended	$ (694,354)	$ (580,052)

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

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2001

(Unaudited)

NOTE E - TAXABLE LOSS

The Partnerships taxable loss for the year ended March 31, 2002 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the
Operating Partnerships and also differences between the equity method of accounting and IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

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

The Partnership is currently accruing the annual asset management fee. Asset management fees accrued during the quarter ended June 30, 2001 were $105,568 and total asset management fees accrued as of June 30, 2001 were $5,254,180. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

The Partnership has recognized other income as of June 30, 2001 in the amount of $491. Of the total, $150 represents transfer fee income. The balance represents distributions from Operating Partnerships which the Partnership normally would record as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership has recorded $5,483,827 as payable to affiliates. This represents advances to pay certain third party operating expenses of the Partnership, advances and/or loans to Operating Partnerships, accrued partnership management fees, and accrued overhead allocations. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or the proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.

Cash flow and reporting fees will be added to the Partnership's working capital and will be available to meet future third party obligations of the Partnership. The Partnership is currently pursuing, and will continue to aggressively pursue, available cash flow and reporting fees and anticipates that the amount collected will be sufficient to cover future third party operating expenses.

Capital Resources

The Partnership received $26,501,000 in subscriptions for Units (at $1,000 per Unit) during the period February 2, 1988 to September 21, 1988 pursuant to the Public Offering, resulting in net proceeds available for investment in
Operating Partnerships (after payment of acquisition fees and expenses and funding of a reserve) of $18,550,700. The Partnership had committed to investments requiring cash payments of $18,613,764, all of which had been paid at June30, 2001. At June 30, 2001 the Partnership held working capital of $61,759.

Results of Operations

As of June 30, 2001 and 2000 the Partnership held limited partnership interests in 49 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

As of June 30, 2000 and 2001 the Qualified Occupancy of the Operating Partnership's was 99.9 and 99.8%, respectively. The Partnership had a total of 49 properties at June 30, 2001 of which 47 were at 100% Qualified Occupancy.

The Partnership had invested in a total of 49 Operating Partnerships as of June 30, 2001 and 2000. During the quarters ended June 30, 2001 and 2000, the Partnership received $1,621. and $5,389, respectively, in distributions of cash flow and $35,812 and $10,818, respectively, of reporting fees from the Operating Partnerships. Of the total cash flow received in the quarters ended June 30, 2001 and 2000, $341 and $4,079, respectively, was recorded as miscellaneous income instead of as a decrease in Investments in Operating Limited Partnerships, due to the equity method of accounting.

The Partnership incurred an annual asset management fee to Boston Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual asset management fee incurred, net of reporting fees received, during the quarters ended
June 30, 2001 and 2000 was $69,756 and $94,750, respectively.

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

Results of Operations-Con't

Lovington Housing Associates, L.P. (Southview Place Apartments) continues to operate with a high vacancy rate. As of June 30, 2001, the physical occupancy at the property was 68%. The Management Company continues to market the units aggressively working with various area non-profit agencies & advertisers in local and surrounding area newspapers. The local economy and tenant population was adversely impacted by the decline of local oil production. The management company indicated that occupancy improvements are contingent on the recovery of the local economy. Deferred maintenance, specifically interior and exterior painting, is being funded through the replacement reserve account and operating cash as it becomes available. In 2000, three of four building exteriors were painted and the fourth building was completed in 2001.

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

A decision on the management agent was made in the fourth quarter of 2000, which did not allow Stanford Management, LLC to manage this property. The Operating General Partner has appealed the decision. The partnership operation has improved but continues to suffer from ongoing operating deficits, a delinquent mortgage, and under funded reserves. Additionally, the physical condition of the property has suffered due to deferred maintenance at the property. The exterior of the building is in poor condition and requires capital improvements, the unit interiors are in excellent condition, the common areas are in fair condition, and the landscaping needs attention. The deferred maintenance will be addressed in a workout plan, which is pending a final decision on the management agent. Maine Rural Development has allowed the property to admit non-elderly tenants that are income qualified due to a change in the demographics of the marketplace of the Southwest Harbor. Occupancy for the first half of 2001 was 97% as a result of Maine Rural Development issuing waivers to East Ridge on a case-by-case basis. The Investment General Partner will continue to monitor the negotiations between the Operating General Partner and Maine Rural Development.

Harbor Hill Associates Limited Partnership (Harbor Hill Estates) received a service letter (mortgage default notice) from United States Department of Agriculture/Rural Development (USDA/RD) on January 3, 2001. USDA/RD has agreed not to take any further action against the partnership until an appeal by the Operating General Partner regarding a change in management is finalized. During the fourth quarter of 2000 USDA/RD decided not to allow a transfer in management from R & K Oxford to Stanford Management, LLC, an affiliate of the Operating General Partner. This decision that is currently being appealed by the Operating General Partner.

Results of Operations-Con't

The partnership operation suffers from ongoing operating deficits, under funded reserves and unpaid real estate taxes. Additionally, the physical condition of the property has suffered due to deferred maintenance at the property. The exterior of the building is in poor condition and requires capital improvements, the common areas are in fair condition, and the landscaping needs attention. The unit interiors are well maintained. The Operating General Partner has prepared and submitted a workout plan to the USDA/RD to address the issues at the property, including the deferred maintenance. A decision on the workout plan is pending the decision on the Operating General Partner's appeal of the management transfer. In addition, USDA/RD has allowed the property to admit non-elderly tenants that are income qualified due to a change in the demographics of the marketplace of Bar Harbor, ME. Occupancy for the first half of 2001 was 97%, up from 89% for the first half of 2000, as a result of USDA/RD issuing waivers to Harbor Hill on a case-by-case basis. The Investment General Partner will continue to monitor the negotiations between the Operating General Partner and USDA/RD

PART II - OTHER INFORMATION

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

American Affordable Housing II
Limited Partnership

	By:	Boston Capital Associates Limited
Partnership, General Partner

		By:	BCA Associates Limited Partnership,
General Partner

		By:	C&M Management Inc.,
General Partner

Date: August 15, 2001		By:	/s/ John P. Manning
John P. Manning