Form 10-Q
period 2001-12-31
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 2002-02-20
CIK 815024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2001

or

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
FOR THE QUARTER ENDED DECEMBER 31, 2001

TABLE OF CONTENTS

FOR THE QUARTER ENDED december 31, 2001

Balance_Sheets *

Statements_of_Operations 4

Changes_in_Partners_Capital 5

Statements_of_Cash_Flows 6

Notes_to_Financial_Statements 7

Note A Organization 7

Note B Accounting and Financial Reporting Policies 7

Note C Related Party Transactions 8

Note D Investments in Opertating Partnerships 8

Combined_Statements_of_Operations 9

NOTE_E_TAXABLE_LOSS

Liquidity 10

Capital_Resources 11

Results_of_Operations 12

Part_II_Other_Information 14

Signatures 15

American Affordable Housing II Limited Partnership

BALANCE SHEETS

	December 31, 2001 (Unaudited)	March 31, 2001 (Audited)

ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)	$ 1,778,998	$ 1,806,048

Cash and cash equivalents	38,207	34,369
Other assets	12,849	11,734

	$ 1,830,054	$ 1,852,151

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES

Accounts payable affiliates	5,711,037	5,378,161

	5,711,037	5,378,161

PARTNERS' DEFICIT

Limited Partners
Units of limited partnership interest, $1,000 stated value per unit; issued and outstanding, 26,501 units (Note A)	(3,612,267)	(3,260,844)
General Partners	(268,716)	(265,166)

	(3,880,983)	(3,526,010)

	$ 1,830,054	$ 1,852,151

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2001	2000

Income
Interest income	$ 114	$ 18,909
Other income	-	-
	114	18,909

Share of gain (loss) from Operating Partnerships (Note D)	1,974	(39,515)

Expenses
Professional fees	5,626	2,013
General and administrative expenses	6,726	1,357
Asset management fees (Note C)	108,466	109,465
	120,818	112,835

NET LOSS	$(118,730)	$(133,441)

Net loss allocated to general partners	$ (1,187)	$ (1,334)

Net loss allocated limited partners	$(117,543)	$(132,107)

Net loss per unit of limited partnership interest	$ (4)	$ (5)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

	2001	2000

Income
Interest income	$ 647	$ 19,046
Other income	2,627	4,079
	3,274	23,125

Share of gain (loss) from Operating Partnerships (Note D)	(25,767)	(176,646)

Expenses
Professional fees	30,420	27,591
General and administrative expenses	16,335	10,761
Asset management fees (Note C)	285,725	314,679
	332,480	353,031

NET LOSS	$(354,973)	$(506,552)

Net loss allocated to general partners	$ (3,550)	$ (5,065)

Net loss allocated limited partners	$(351,423)	$(501,487)

Net loss per unit of limited partnership interest	$ (13)	$ (19)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total

Partners' Deficit April 1, 2001	$ (3,260,844)	$(265,166)	$(3,526,010)

Net loss	(351,423)	(3,550)	(354,973)

Partners' Deficit December 31, 2001	$ (3,612,267)	$(268,716)	$(3,880,983)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2001	2000
Cash flows from operating activities:

Net Loss	$ (354,973)	$ (506,552)
Adjustments:
Distributions from Operating Partnerships	1,281	1,281
Share of Loss from Operating Partnerships	25,767	176,646
Changes in assets and liabilities:
(Decrease) Increase in other assets	(1,115)	37,114
Increase in accounts payable and accrued expenses	332,878	316,152

Net cash provided by (used in) operating activities	3,838	24,641

INCREASE (DECREASE) IN CASH	3,838	24,641

Cash and cash equivalents, beginning	34,369	12,021

Cash and cash equivalents, ending	$ 38,207	$ 36,662

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2001
(Unaudited)

NOTE A - ORGANIZATION

American Affordable Housing II Limited Partnership ("Partnership") was formed under the laws of The Commonwealth of Massachusetts on May 13, 1987, for the purpose of acquiring, holding, and disposing of limited partnership interests in operating partnerships which were to acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated low-income apartment complexes. Effective as of June 1, 2001 there was a restructuring, and as a result, the Partnership's general partner was reorganized as follows. The General Partner of the Partnership continues to be Boston Capital Associates Limited Partnership, a Massachusetts limited partnership. The general partner of the General Partner is BCA Associates Limited Partnership, a Massachusetts limited partnership, whose sole general partner is C&M Management, Inc., a Massachusetts corporation and whose limited partners are Herbert F. Collins and John P. Manning. Mr. Manning is the principal of Boston Capital Partners, Inc.

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2001 and for the three and nine months then ended have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements are read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report Statement on Form 10-K.

The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the fiscal year ending March 31, 2002.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

An annual asset management fee based on 0.5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued as payable to Boston Capital Asset Management Limited Partnership. The annual asset management fee accrued for the quarters ended December 31, 2001 and 2000 was $110,465.

During the quarters ended December 31, 2001 and 2000 affiliates of the General Partner advanced $5,000 and $16,659, respectively, to the Partnership to pay certain operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These and any additional advances will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

The Partnership also accrued certain affiliate administrative expenses including but not limited to travel, printing, salaries, postage, and overhead allocations. The amounts accrued during the quarters ended December 31, 2001 and 2000 were $1,181 and $694, respectively.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2001 and 2000, the Partnership had limited partnership equity interests in forty-nine Operating Partnerships, each of which owned an apartment complex.

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments upon each Operating Partnership achieving specified levels of construction and/or operations. At December 31, 2001 and 2000, all such capital contributions had been paid to the Operating Partnerships.

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2001.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2001
(Unaudited)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

The unaudited combined statements of operations of the Operating

Partnerships for the nine months ended September 30, 2001 and 2000 are as follows:

	2001	2000

Revenues
Rental income	$ 7,277,244	$ 7,254,845
Interest and other	312,405	349,493

	7,589,649	7,604,338

Expenses
Interest expense	2,370,124	2,176,126
Depreciation and amortization	2,019,316	2,152,707
Operating expenses	5,291,686	4,974,739
	9,681,126	9,305,573

NET LOSS	$ (2,091,478)	$ (1,701,235)

Net loss allocation to American Affordable Housing II Limited Partnership	$ (25,767)	$ (176,646)

Net loss allocated to other partners	$ (20,910)	$ (17,012)

Net loss suspended	$ (2,044,801)	$ (1,507,577)

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

December 31, 2001

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

The Partnership is currently accruing the annual asset management fee. Asset management fees accrued during the quarter ended December 31, 2001 were $110,465 and total asset management fees accrued as of December 31, 2001 were $5,475,109. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

The Partnership has recognized other income as of December 31, 2001 in the amount of $2,627. Of the total, $150 represents transfer fee income. The balance represents distributions from Operating Partnerships which the Partnership normally would record as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership has recorded $5,711,038 as payable to affiliates. This represents advances to pay certain third party operating expenses of the Partnership, advances and/or loans to Operating Partnerships, accrued partnership management fees, and accrued overhead allocations. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or the proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.

Cash flow and reporting fees will be added to the Partnership's working capital and will be available to meet future third party obligations of the Partnership. The Partnership is currently pursuing, and will continue to aggressively pursue, available cash flow and reporting fees and anticipates that the amount collected will be sufficient to cover future third party operating expenses.

Capital Resources

The Partnership received $26,501,000 in subscriptions for Units (at $1,000 per Unit) during the period February 2, 1988 to September 21, 1988 pursuant to the Public Offering, resulting in net proceeds available for investment in
Operating Partnerships (after payment of acquisition fees and expenses and funding of a reserve) of $18,550,700. The Partnership had committed to investments requiring cash payments of $18,613,764, all of which had been paid at December 31, 2001. At December 31, 2001 the Partnership held working capital of $38,207.

Results of Operations

As of December 31, 2001 and 2000 the Partnership held limited partnership interests in 49 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

As of December 31, 2001 and 2000 the Qualified Occupancy of the Operating Partnership's was 99.9% and 99.8%, respectively. The Partnership had a total of 49 properties at December 31, 2001 of which 47 were at 100% Qualified Occupancy.

The Partnership had invested in a total of 49 Operating Partnerships as of December 31, 2001 and 2000. During the quarters ended December 31, 2001 and 2000, the Partnership received no distributions of cash flow and $2,000 and $1,000, respectively, of reporting fees from the Operating Partnerships.

The Partnership incurred an annual asset management fee to Boston Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual asset management fee incurred, net of reporting fees received, during the quarters ended December 31, 2001 and 2000 was $108,466 and $109,465, respectively.

Historically, the financial statements of Rouse Stokes Rowe Housing Associates, L.P. have been prepared assuming that the Operating Partnership would continue as a going concern. Despite occupancy of 93%, the property continues to suffer from cash flow deficits related to excessive operating expenses. As a result, both of the Operating Partnership's mortgages are in technical default for non-payment and as such the entire balance has been classified as a current liability. (The first permanent loan is payable to the stockholder of Southwark Realty, an affiliate of the Operating General Partner). Due to its small size, the property has been unable to take advantage of efficiencies of scale, which might lower expenses and improve operations. The General Partner continues to show support for this property and the operations therein. A recent site visit uncovered tenant files are in non-compliance for improper documenation. As most of the tenants receive Section 8 vouchers it is believed that they meet the income restrictions. The general partner recently hired a new site manager who has begun the recertification process. In addition to this, the State Agency issued 8823's for the noncompliant files and for failing to file the required Annual Owners's Certifications. The Investment General Partner continues to monitor this situation closely

Results of Operations-Con't

Lovington Housing Associates, L.P. (Southview Place Apartments) continues to operate with a high vacancy rate, which has resulted in negative cash flow. As of December 31, 2001, the physical occupancy at the property was 94%, which represents an increase from 79% as of September 30, 2001. The management company continues to market the units aggressively working with various area non-profit agencies & advertisers in local and surrounding area newspapers. The local economy and tenant population was adversely impacted by the decline of local oil production. The management company indicated that occupancy and cash flow improvements are contingent on the recovery of the local economy. The property will not break even in 2001 However; it is anticipated that the property will generate cash in 2002 as long as current occupancy levels are maintained. The increased cash flow will be used to pay down accounts payable and address deferred maintenance. The property's mortgage, taxes and insurance payments are current.

East Ridge Associates Limited Partnership (East Ridge Estate) received a copy of a Notice of Acceleration and Demand for Payment, filed by the United States Department of Agriculture/Rural Development (USDA/RD), in May 1999. The General Partner of the Operating Partnership filed an appeal with the National Appeals in November 1999 and the decision to accelerate the mortgage was upheld by the USDA/RD National Appeals Division on January 31, 2000. Further actions on the acceleration were delayed because USDA/RD is currently negotiating with the Operating General Partner in order to resolve the pending forclosure issues.

The partnership's operations have improved but continue to suffer from ongoing operating deficits, a delinquent mortgage, and under funded reserves. Additionally, the physical condition of the property has suffered due to deferred maintenance at the property. The exterior of the building is in poor condition and requires capital improvements, the unit interiors are in excellent condition, and the common areas are in fair condition. Maine State Housing and USDA/RD have allowed the property to admit non-elderly tenants that are income qualified due to a change in the demographics of the marketplace of the Southwest Harbor. Occupancy averaged 95% in 2001, as a result of Maine State Housing and USDA/RD issuing waivers to East Ridge on a case-by-case basis. The Investment General Partner will continue to monitor the negotiations between the Operating General Partner and Maine Rural Development.

Harbor Hill Associates Limited Partnership (Harbor Hill Estates) received a service letter (mortgage default notice) from United States Department of Agriculture/Rural Development (USDA/RD) on January 3, 2001.

The partnership's operations suffer from ongoing operating deficits and under funded reserves. Additionally, the physical condition of the property has suffered due to deferred maintenance at the property. The exterior of the building is in poor condition and requires capital improvements, the common areas are in fair condition, and the landscaping needs attention. The unit interiors are well maintained. USDA/RD has allowed the property to admit non-elderly tenants that are income qualified due to a change in the demographics of the marketplace of Bar Harbor, ME. Occupancy for averaged 97% as a result of USDA/RD and Maine State Housing issuing waivers to Harbor Hill on a case-by-case basis.

The Operating General Partner has prepared and submitted a workout plan to the USDA/RD to address the issues at the property, including the deferred maintenance. The partnership is waiting approval of the workout plan from the USDA/RD. No further action from the USDA is planned regarding the mortgage default notice. The Investment General Partner will continue to monitor the negotiations between the Operating General Partner and USDA/RD.

Results of Operations-Con't

428 South Grandview, L.P. is a 27-unit apartment complex located in downtown Los Angeles. The property suffers from operating deficits due to high operating expenses. The family complex is located in a relatively tough neighborhood, containing a number of older and poorly maintained apartment buildings. Drug trafficking on the streets and around the building is an increasing problem for the property. Most residents vacating the building site neighborhood security reasons. Occupancy at December 31, 2001 was 96%. Leasing activity was strong in December, however the gang issues in the neighborhood continue to create a high rate of turnover for this property. The Operating General Partner continues to work with the local police to try to control the increase in drug sales and gang activity. The Investment General Partner is funding operating deficits in order to contain payables, and make improvements at the property. The Investment Limited Partner will continue to closely monitors the property.

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

American Affordable Housing II
Limited Partnership

	By:	Boston Capital Associates Limited
Partnership, General Partner

		By:	BCA Associates Limited Partnership,
General Partner

		By:	C&M Management Inc.,
General Partner

Date: February 20, 2002		By:	/s/ John P. Manning
John P. Manning