Form 10-K
period 2002-03-31
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 2002-07-12
CIK 815024

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number        0-17696

AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

Massachusetts	04-2992309
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Boston Place, Suite 2100, Boston, Massachusetts	02108
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code (617)624-8900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Yes     ☒           No     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒☒

DOCUMENTS INCORPORATED BY REFERENCE

The following documents of the Registrant are incorporated by reference:

Form 10-K Parts	Documents

Parts III and IV	Prospectus of the registrant dated September 22, 1988, as supplemented

AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP

(a Massachusetts limited partnership)

FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED

March 31, 2002

PART I

Item I.                                       Business

American Affordable Housing II Limited Partnership (the “Partnership”) is a limited partnership which was formed under the laws of the Commonwealth of Massachusetts on May 13, 1987. Effective as of June 1, 2001 there was a restructuring, and as a result, the Fund’s general partner was reorganized as follows.  The General Partner of the Fund continues to be Boston Capital Associates Limited Partnership, a Massachusetts limited partnership.  The general partner of the General Partner is BCA Associates Limited Partnership, a Massachusetts limited partnership, whose sole general partner is C&M Management, Inc., a Massachusetts corporation.  John P. Manning is the principal of Boston Capital Partners, Inc. and C&M Management, Inc.

The Partnership was formed to acquire limited partner interests in limited partnerships (the” Operating Partnerships”), each of which was to own and operate an apartment complex for low- and moderate income tenants.  Each apartment complex qualified for the low-income housing tax credit under Section 42 of the Internal Revenue Code of 1986, as amended, (the “Code”), and some apartment complexes also qualified for the historic rehabilitation tax credit under Section 48 of the Code.  Section 236 (f) (ii) of the National Housing Act, as amended, in Section 101 of the Housing and Urban Development Act of 1965, as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance such as Tax Credits.  The payments for each tenant, which are made directly to the owner of their property, generally are in such amounts as to enable the tenant to pay rent equal to 30% of the adjusted family income.  Some of the Apartment Complexes in which the Partnership has invested are receiving such rent supplements from HUD.

HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the Apartment Complex, but directly to the individuals.  At this time, the Partnership is unable to predict whether Congress will continue rent supplement programs payable directly to owners of the Apartment Complex.

The investment objectives of the Partnership are (i) to provide Investors with tax benefits during the first ten years of operations in the form of (a) low–income housing and historic rehabilitation tax credits which may be applied against the Investors’ Federal income tax liability arising from, in the case of individuals, active and portfolio income on a limited basis from passive income, and in the case of corporations, against Federal income tax liability from active and passive income and, as to certain corporations, against all income and (b) passive losses which may be used to reduce an Investor’s income in the same manner, (ii) to preserve and protect the capital of the Partnership, (iii) provide long–term capital appreciation through increases in the value of the Partnership’s investments, and (iv) provide cash distributions from Capital Transaction proceeds.  The General Partners are currently of the belief that the Partnership’s investment objectives will be met.  Current distributions are not an investment objective of the Partnership.

The offering of Class A Limited Partner interests (the “Units”) in the Partnership (the “Public Offering”) began on February 2, 1988 and was concluded on September 21, 1988.  Investors purchasing 26,501 Units contributed $26,501,000 to the Partnership.  The Partnership held interests in 49 Operating Partnerships at March 31, 2002.  See Item 2.

Item 2.                                     Properties

As of its fiscal year ending March 31, 2002, the Partnership held Limited Partnership interests in the Operating Partnerships described below.  In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set–Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as “Qualified Occupancy.”  Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8–K.  The General Partners believe that there is adequate casualty insurance on the properties.

Please refer to Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

American Affordable Housing II Limited Partnership

PROPERTY PROFILES AS OF March 31, 2002

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Completion Date	Qualified Occupancy 3/31/02	Capital Contributed

Anacapa Apartments	Lake Havasu, AZ	40	$1,538,714	4/88	100%	$348,915

Anthony Garden Apartments	Green Valley, AZ	100	3,831,120	3/89	100%	751,267

Blairview Apartments	Blairsville, PA	42	1,416,187	12/88	100%	308,388

Bloomfield Apartments	Bloomfield, MO	16	364,358	6/88	100%	62,878

Boardman Lake II Apartments	Travers City, MI	32	969,213	5/89	100%	202,700

Bowdoinhame Estate	Bowdoinham, ME	25	1,264,792	5/89	100%	308,824

Brookhollow Apartments	Brookshire, TX	48	1,349,815	8/88	100%	160,000

Center Way Apartments	Shelbyville, TN	20	604,976	7/88	100%	136,620

Carthage Court	Carthage, NY	32	1,263,372	10/88	100%	270,000

Casa Valencia	Belen, NM	39	1,472,723	12/88	100%	303,000

Cedar Forest Apartments	Brewton, AL	33	942,399	6/88	100%	219,696

Charters Cove Apartments	St. Ignace, MI	24	763,192	5/88	100%	166,200

Deer Crossing Apartments	Farmington, ME	24	1,169,665	4/89	100%	312,920

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Completion Date	Qualified Occupancy 3/31/02	Capital Contributed

East Ridge Estates	Southwest Harbor, ME	25	$1,301,760	9/88	100%	$294,771

Fredericktown Apartments II	Frederick-town, MO	16	367,125	5/88	100%	79,670

Harbor Hill Estates	Bar Harbor, ME	25	1,206,952	2/89	100%	325,500

Harbour Oaks Apartments	East China, MI	32	889,188	11/88	100%	191,500

Harvest View	Garden City, MO	16	379,120	6/88	100%	86,785

Kersey Apartments	Kersey, CO	32	1,195,997	10/88	100%	226,000

Kingsley Park Apartments	Essex, MD	312	9,671,393	10/88	100%	1,750,000

Liberty Center	Jacksonville, FL	109	931,933	10/88	100%	1,014,770

Malone Senior Housing	Malone, NY	40	1,466,293	11/88	100%	309,000

Maple Tree Estates	Mapleton, ME	25	1,223,984	4/89	100%	325,500

Michelle Manor Apartments	Green Valley, AZ	24	897,486	9/88	100%	174,264

Middleburg Bluffs	Middleburg, FL	45	1,399,873	3/89	100%	375,283

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Completion Date	Qualified Occupancy 3/31/02	Capital Contributed

Nicollete Island Homes	Minneapolis, MN	22	$1,037,723	12/88	100%	$713,000

Paige Hall Apartments	Minneapolis, MN	69	2,253,150	4/89	100%	472,336

Partridge Meadows	McMinnville, TN	48	1,385,522	10/88	98%	296,461

Perramond Estates	Madawaska, ME	25	1,169,557	4/89	100%	287,000

Pine Knoll Manor	Smithfield, NC	33	1,347,689	5/89	100%	309,450

Pine Ridge Apartments	Port St. Joe, FL	50	1,464,357	6/88	100%	384,180

Pine Terrace Apts. Phase III	Callahan, FL	40	1,180,642	1/89	100%	309,500

Platteville Apartments	Platteville, CO	16	546,336	10/88	100%	120,000

River Place Apartments	Holyoke, MA	100	3,878,482	3/89	100%	1,824,000

Sara Pepper Place	Dixfield, ME	12	627,085	3/88	100%	171,189

Silver Pines Apartments	Fryburg, ME	25	1,366,185	8/88	100%	351,547

South Estates	Nebraska City, NE	15	414,037	7/88	100%	85,911

South View III	Marionville, MO	8	191,701	5/88	100%	42,100

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Completion Date	Qualified Occupancy 3/31/02	Capital Contributed

Southview Place Apts	Lovington, NM	48	$1,070,092	2/89	100%	$245,602

Spring Hollow Apartments	Springfield, GA	52	1,422,787	3/88	100%	321,860

Stokes Rowe	Philadelphia, PA	16	1,054,279	6/88	100%	673,000

Story Hill Estates	Washburn, ME	24	1,199,666	1/89	100%	322,425

Suncrest Apartments	Newport, TN	32	960,017	5/88	100%	210,960

Lodging House at 300 Shawmut Ave.	Boston, MA	15	622,519	12/88	100%	508,000

The Village Chase Apts	Zephyrhills, FL	48	1,474,534	4/89	100%	386,368

Village Walk Apts	Zephyrhills, FL	43	1,380,213	3/89	100%	362,500

Washington Mews	Dorchester, MA	20	716,429	12/88	100%	510,000

Wildwood Villas II	Statesboro, GA	58	1,460,034	9/88	100%	369,260

Willowbrook Place	Immokalee, FL	41	1,305,663	3/88	100%	328,711

Item 3.            Legal Proceedings

                        None.

Item 4.            Submission of Matters to a Vote of Security-Holders

                        None.

PART II

Item 5.                                     Market for the Registrant’s Class A Limited Partner Interests and Related Security-Holder Matters

There is no established public trading market for the Units and it is not anticipated that any public market will develop for the purchase and sale of any Units.

As of March 31, 2002, the Partnership had 2,371 registered holders of an aggregate of 26,501 Units.

The Partnership made no distributions to its Limited Partners from Operating Partnership cash flow from its inception on May 13, 1987 through March 31, 2002.  Because the Partnership invested in Operating Partnerships owning apartment complexes which receive government assistance, the cash distributions which may be made by the Operating Partnerships are often restricted.  The Partnership does not anticipate that it will provide significant cash distributions to its Limited Partners in circumstances other than refinancing or sale of apartment complexes by the Operating Partnerships.

Item 6.            Selected Financial Data

The information set forth below presents selected financial data of the Partnership for each of the years in the five year period ended March 31, 2002.  Additional detailed financial information is set forth in the audited financial statements listed in Item 14 hereof.

Operations	March 31, 2002	March 31, 2001	March 31, 2000	March 31, 1999	March 31, 1998

Interest Income	$726	$19,191	$1,604	$203	$331
Other Income	2,627	4,477	7,070	7,894	6,355
Share of Losses from Operating Partnerships	(217,158)	(362,290)	(373,152)	(418,312)	(383,653)
Operating Expenses	(447,021)	(468,711)	(470,987)	(483,891)	(478,740)

Net Loss	$(660,826)	$(807,333)	$(835,465)	$(894,106)	$(855,707)

Net Loss per Unit of Limited Partnership Interest	$(24.69)	$(30.16)	$(31.21)	$(33.40)	$(31.97)

Balance Sheet	March 31, 2002	March 31, 2001	March 31, 2000	March 31, 1999	March 31, 1998

Total Assets	$1,635,390	$1,852,151	$2,230,488	$2,602,756	$3,022,949

Total Liabilities	$5,822,426	$5,378,161	$4,949,165	$4,485,968	$4,012,055

Partners’ Equity (Deficit)	$(4,186,326)	$(3,526,010)	$(2,718,677)	$(1,883,212)	$(989,106)

Other Data

Credit Per BAC*	$4.80	$4.50	$6.69	$103.96	$129.93

* The credit per BAC data is reported for the calendar year which ends in the third quarter of the related fiscal year.

Item 7.                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

The Partnership’s primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity have included (i) interest earned on capital contributions held pending investment or held for working capital reserves and (ii) cash distributions, if any, from operations of the Operating Partnerships in which the Partnership has invested.  Both of these sources of liquidity are available to meet the obligations of the Partnership.  The Partnership is currently accruing the annual asset management fees.  Asset management fees accrued during the year ended March 31, 2002 were $436,961 and total asset management fees accrued as of March 31, 2002 were $5,585,572.Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sale or refinancing proceeds from Operating Partnerships, and at that time proceeds from such sales or refinancing would be used to satisfy such liabilities.

Affiliates of the General Partners have advanced $215,128 to the Partnership to pay certain operating expenses.  These and any additional advances will be repaid, without interest, from available cash flow, reporting fees or the proceeds of sales or refinancing of the Partnership’s interests in Operating Partnerships.  Cash flow and reporting fees will be added to the Partnership’s Working Capital and will be available to meet future third party obligations of the Partnership.  The Partnership is currently pursing, and will continue to aggressively pursue, available cash flow and reporting fees.  No significant distributions of cash flow from the Operating Partnerships are anticipated on a long term or short term basis due to the restrictions on rents which apply to low–income apartment complexes.

Capital Resources

The Partnership received $26,501,000 in subscriptions for Units (at $1,000 per Unit) during the period February 2, 1988 to September 21, 1988 pursuant to the Public Offering, resulting in net proceeds available for investment in Operating Partnerships (after payment of acquisition fees and expenses and funding of a reserve) of approximately $18,550,700.

As of March 31, 2002, the Partnership had committed to investments requiring cash payments of $18,613,793, all of which has been paid.  At March 31, 2002, the Partnership held working capital of $35,131.  Since the Partnership has completed funding of all investments, it anticipates that there should be no significant need for capital resources in the future.

Results of Operations

The Partnership was formed with the investment objectives set forth above under Item 1.  The Partnership incurs an annual asset management fee to Boston Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships.  The annual asset management fee incurred for the fiscal years ended March 31, 2002 and 2001 was $396,189, and $419,462.  The amounts incurred are net of reporting fees received of $40,772 and $17,319 respectively.  Because the Partnership is not expected to receive any significant cash flow from the Operating Partnerships in subsequent years, the annual asset management fee is currently being deferred and is expected to be paid from the proceeds of sales or refinancing of the Partnership’s interests in Operating Partnerships.

The Partnership expects that all of its cash receipts will be used to pay third party operating expenses.  The Partnership reported interest income of $726 and $19,191, respectively, in the fiscal years ended March 31, 2002 and 2001, respectively.  In the prior fiscal year interest earned on a loan to one of the Operating Partnerships was received and included in income.  Since the loan was repaid in full by the Operating Partnership in the prior fiscal year, interest reported in the current fiscal year is believed to be more indicative of interest to be earned in future years.  During the fiscal years ended March 31, 2002 and 2001, the Partnership received $3,907 and $5,757, respectively, in distributions of cash flow and $40,772 and $17,319,respectively, of reporting fees from the Operating Partnerships. Of the total cash flow received in the fiscal years ended March 31, 2002 and 2001, $2,627 and $4,477, respectively, was recorded as miscellaneous income instead of as a decrease in Investments in Operating Limited Partnerships, due to the equity method of accounting.  The increase in reporting fees in the current fiscal year is primarily due to the collection of fees due for prior years from one of the operating partnerships.  No other significant sources of income are anticipated.

As of March 31, 2002 and 2001 the Partnership held limited partnership interests in 49 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit.  Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as “Qualified Occupancy”.  Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The General Partners believe that there is adequate casualty insurance on the properties.

As of March 31, 2002 and 2001 the Qualified Occupancy for the Partnership was 100% and 99.9%, respectively.  The Partnership had a total of 49 properties at March 31,2002, all of which were at 100% qualified occupancy.

For the years ended December 31, 2001 and 2000 the Operating Partnerships reflected a net income of $316,953 and $62,171, respectively, when adjusted for depreciation which is a non-cash item.  The improved operations are mainly the result of grant income received and reported by one of the Operating Partnerships during the calendar year 2001.

For the tax year ended December 31, 2001 and 2000 the Partnership generated $3,003,930 and $3,055,655, respectively, in passive income tax losses that were passed through to the investors and also provided $4.8 and $4.5, respectively, in tax credits per BAC to the investors.  The Operating Partnerships were allocated tax credits for 10 years.  Based on each Operating Partnership’s lease-up, the total credits could be spread over as many as 13 years.  In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year.  Since many of the partnerships are already in their tenth through thirteenth year of credits the tax credits generated per BAC are expected to decrease to zero in future years.  In calendar year 2000 the Partnership estimated and reported recapture of credits previously taken by one of the Operating Partnerships.  The increase in tax credits for calendar year 2001 is a result of the reversal of the overestimated credit recapture recorded in calendar year 2000.

Historically, the financial statements of Rouse Stokes Rowe Housing Associates, L.P. (Stokes Rowe Apartments) have been prepared assuming that the Operating Partnership would continue as a going concern.  In the past the property has always experienced high occupancy but has never been able to support operations due to excessive operating expenses.  During the first quarter of 2002 average occupancy only reached 88% and both of the Operating Partnership’s mortgages remain in technical default for non-payment.  The first permanent loan is payable to the stockholder of Southwark Realty, an affiliate of the Operating General Partner. Due to its small size, the property has been unable to take advantage of efficiencies of scale, which might lower expenses and improve operations.  The General Partner continues to show support for this property and the operations therein and continues to fund operating deficits.  It was noted in a site visit in 2001 that the property had a number of tenant files that were not in compliance due to improper documentation.  The site manager has been diligently working with the local housing authority in order to correct the current tenant files and complete each file with all the necessary documentation and verifications. To date, all section 8 recipients currently living on the property have been recertified and their files have been brought back into compliance.  In addition, the State Agency issued 8823’s for failing to file the required Annual Owner’s Certifications. The Investment General Partner continues to monitor this situation closely.

The management company’s marketing at Lovington Housing Associates, L.P. (Southview Place Apartments) was very successful in increasing and maintaining high occupancy.  First quarter 2002 average occupancy is 96%, which is significantly higher then the average occupancy of 2001 of 74%.   The management company continues to market the units aggressively by working with various area non-profit agencies and advertisers in local and surrounding area newspapers.  The management company indicated that occupancy and cash flow improvements are contingent on the recovery of the local economy. Though the property did not break even in 2001, it is anticipated that the property will generate cash in 2002 if current occupancy levels are maintained. The increased cash flow will be used to pay down accounts payable and address deferred maintenance. The property’s mortgage, taxes and insurance payments are current.

East Ridge Associates Limited Partnership (East Ridge Estate) received a copy of a Notice of Acceleration and Demand for Payment, filed by the United States Department of Agriculture (USDA), in May 1999. The General Partner of the Operating Partnership filed an appeal with the National Appeals in November 1999 and the decision to accelerate the mortgage was upheld by the USDA

National Appeals Division on January 31, 2000.  The USDA National Appeals Division agreed upon a workout plan to help with the stabilization of the property in December 2001. The Partnership’s operations have improved but continue to suffer from ongoing operating deficits, a delinquent mortgage and under funded reserves.  Additionally, the physical condition of the property has suffered due to deferred maintenance at the property.  Though the unit interiors are in excellent condition and the common areas are in fair condition, the exterior of the building is in poor condition and requires capital improvements. Maine State Housing and RD/USDA have allowed the property to admit non-elderly tenants that are income qualified due to a change in the demographics of the marketplace of the Southwest Harbor.Occupancy averaged 92% as of March 2002, as a result of Maine State Housing and RD/USDA issuing waivers to East Ridge on a case-by-case basis.

Harbor Hill Associates Limited Partnership (Harbor Hill Estates) received a service letter (mortgage default notice) from United States Department of Agriculture/Rural Development (USDA/RD) on January 3, 2001, and a workout plan was approved by USRD in December, 2001.  The liquidity of the partnership has been adversely affected by recurring losses from operations. The operating deficits have prevented the Operating Partnership from meeting obligations as they become due and from making required deposits to the replacement reserve account.  The Operating Partnership’s operations suffer from ongoing operating deficits and under funded reserves.  Additionally, the physical condition of the property has suffered due to deferred maintenance at the property.  Though the unit interiors are well maintained and the common areas are in fair condition, the exterior of the building is in poor condition and requires capital improvements.  In addition the landscaping needs attention.   The workout plan appears to be helping with the turn around of the property.  USDA/RD has allowed the property to admit non-elderly tenants that are income qualified due to a change in the demographics of the marketplace of Bar Harbor, ME.  As of March 2002 the occupancy level is 100% as a result of USDA/RD and Maine State Housing issuing waivers to Harbor Hill on a case-by-case basis.

Recent Accounting Statements Not Yet Adopted

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 provides accounting guidance for financial accounting and reporting of impairment or disposal of long-lived assets.  SFAS No.144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assts and for Long-Lived Assets to be Disposed Of”.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of the operation of the partnership.

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

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.          Directors and Executive Officers of the Registrant (a), (b), (c), (d) and (e)

The Partnership has no directors or executives officers of its own.  The following biographical information is presented for the partners of the General Partners and affiliates of those partners (including Boston Capital Partners, Inc. (“Boston Capital”)) with principal responsibility for the Partnership’s affairs.

John P. Manning, age 54, is Co-Founder, President and Chief Executive Officer of Boston Capital Corporation where he is primarily responsible for strategic planning and business development. In addition to his responsibilities at Boston Capital, Mr. Manning is a proactive leader in the industry. He served in 1990 as a member of the Mitchell-Danforth Task Force to review and reform the Low Income Housing Tax Credit. He was the founding President of the Affordable Housing Tax Credit Coalition, is a former member of the Board of the National Leased Housing Association and sits on the Advisory Board of the publication Housing and Development Reporter. During the 1980s he served as a member of the Massachusetts Housing Policy Committee, as an appointee of the Governor of Massachusetts.  In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit Program.  In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton also appointed Mr. Manning to the President’s Export Council, which is the premier committee comprised of major corporate CEOs to advise the President in matters of foreign trade.  Mr. Manning is also a member of the Board of Directors of the John F. Kennedy Presidential Library in Boston, and is a member of the Advisory Board of the Woodrow Wilson Institute for International Scholars in Washington, D.C.  Mr. Manning is a graduate of Boston College.

Richard J. DeAgazio, age 57, is Executive Vice President of Boston Capital Corporation, Inc. and is President of Boston Capital Services, Inc., Boston Capital’s NASD registered broker/dealer.  Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers (NASD).  He recently served as a member of the National Adjudicatory Council of the NASD.  He was the Vice Chairman of the NASD’s District 11 Committee, and served as Chairman of the NASD’s Statutory Disqualification Subcommittee of the National Business Conduct Committee.  He also served on the NASD State Liaison Committee and the Direct Participation Program Committee.  He is a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter) and the Real Estate Investment Association.  Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc, an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest.  He has been a member of the Boston Stock Exchange since 1967.  He is on the Board of Directors of Cognistar Corporation.  He is a leader in the community and serves on the Board of Trustees of Bunker Hill Community College, the Business Leaders Council of the Boston Symphony, the Board of Trustees of Junior Achievement of Northern New England, the Board of Advisors of the Ron Burton Training Village and is on the Board of Corporators of Northeastern University.  He graduated from Northeastern University.

Kevin P. Costello, age 56, is Executive Vice President in charge of corporate investments for Boston Capital Partners, Inc. and serves on the firm’s Operating Committee.  He is responsible for all corporate investment activity and has spent over twenty years in the real estate syndication and investment business.  Mr. Costello’s prior responsibilities at Boston Capital have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements.  Prior to joining Boston Capital in 1987, he held senior management executive positions in companies associated with real estate syndication as well as in the medical electronics industry.  Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Jeffrey H. Goldstein, age 41, is Chief Operating Officer for Boston Capital Partners, Inc.  Mr. Goldstein is a former member of the Board of Directors of the Council for Affordable and Rural Housing and formerly served as Chairman of the Finance Committee. Prior to joining Boston Capital in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., a real estate development firm, served as Manager for Homeowner Financial Services, a financial consulting firm, and was an analyst responsible for budgeting and forecasting for the New York City Counsel-Finance Division.  He graduated from the University of Colorado and received his MBA from Northeastern University.

(f)                  Involvement in certain legal proceedings.

                      None.

(g)                 Promoters and control persons.

                      None.

Item 11.         Executive Compensation

(a), (b), (c), (d) and (e)

The Partnership has no officers or directors.  However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, the Partnership has paid or accrued obligations to the General Partners and their affiliates for the following fees during the 2002 fiscal year:

1.  An annual asset management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership The annual asset management fee accrued during the year ended March 31, 2002 as $436,961.  The fee is payable without interest as sufficient funds become available.

2.  The Partnership has accrued as payable to affiliates of the General Partners a total of $7,305 for amounts charged to operations during the year ended March 31, 2002  The charges include, but may not be limited to postage, printing, travel, and overhead allocations.

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

The amounts and kinds of compensation and fees are described on pages 9 to 11 of the Prospectus under the caption “Compensation of General Partners and Affiliate”, which is incorporated herein by reference.  See Note B of Notes to Financial Statements in Item 14 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partners and their affiliates during the period from April 1, 1993 through March 31, 2002.

PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form  8–K

(a)   1.          Financial Statements

American Affordable Housing II Limited Partnership

Independent Auditors’ Report

Balance Sheets, March 31, 2002 and 2001

Statements of Operations, Years ended March 31, 2002, 2001 and 2000

Statements of Changes in Partners’ Capital, Years ended March 31, 2002, 2001, and 2000

Statements of Cash Flows, Years ended March 31, 2002, 2001 and 2000

Notes to Financial Statements, Years ended March 31, 2002, 2001and 2000

Liberty Center, Ltd.

Independent Auditors’ Report

Balance Sheets, December 31, 2001 and 2000

Statements of Operations, Years ended December 31, 2001 and 2000

Statements of Cash Flow, Years ended December 31, 2001 and 2000

Statements of Changes in Partners’ Capital, Years ended December 31, 2001 and 2000

Notes to Financial Statements, Years ended December 31, 2001 and 2000

Riverplace Apartments

Independent Auditors’ Report

Balance Sheets, December 31, 2001 and 2000

Statements of Operations, Years ended December 31, 2001 and 2000

Statements of Changes in Partners’ Capital, Years ended December 31, 2001 and 2000

Statements of Cash Flow, Years ended December 31, 2001 and 2000

Notes to Financial Statements, Years ended December 31, 2001 and 2000

Washington Mews Limited Partnership

Independent Auditors’ Report

Balance Sheets, December 31, 2001 and 2000

Statements of Operations, Years ended December 31, 2001 and 2000

Statements of Changes in Partners’ Capital, Years ended December 31, 2001 and 2000

Statements of Cash Flow, Years ended December 31, 2001 and 2000

Notes to Financial Statements, Years ended December 31, 2001 and 2000

(a)   2.          Financial Statements Schedules

Schedule III – Real Estate and Accumulated Depreciation

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

(9)           None.

(10)         None.

(11)         None.

(12)         None.

(13)         Financial Statement.

(16)         None.

(18)         None.

(19)         None.

(21)         Subsidiaries of the Registrant.

(22)         None.

(23)         None.

(24)         None.

(25)         None.

(28)         None.

(29)         None.

(99)         Independent Auditors’ Reports for Operating Partnerships.

(99)         Schedule III and Notes to Schedule III.

(a)           Reports on Form 8-K

                No reports on Form 8-K were filed during the period ending March  31, 2002.

(b)           Exhibits

                Same as Item 14(a)3. above.

(c)           Financial Statement Schedules

                See Items (a)1. and (a)2. Above.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Affordable Housing II Limited Partnership

	By:	Boston Capital Associates Limited
Partnership, General Partner

		By:	BCA Associates Limited Partnership,
General Partner

		By:	C&M Management Inc.,
General Partner

Date: July 12, 2002		By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, thisreport has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE	SIGNATURE	TITLE

July 12, 2002	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive Officer),
C&M Management Inc.;

INDEX TO EXHIBITS

Exhibit Page	Description of Exhibit

(21)	Subsidiary of the registrant
Exhibit (21)

Subsidiaries of the Registrant

Each of the Operating Partnerships listed in the chart included in Item 2 may be considered a subsidiary of the Partnership.

FINANCIAL STATEMENTS AND

INDEPENDENT AUDITORS’ REPORT

AMERICAN AFFORDABLE HOUSING II

LIMITED PARTNERSHIP

MARCH 31, 2002 AND 2001

American Affordable Housing II Limited Partnership

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

Reznick Fedder & Silverman

Certified Public Accountants * A Professional Corporation

7700 Old Georgetown Road * Suite 400 * Bethesda, MD 20814-6100

(301) 652-9100 * Fax (301) 652-1848

INDEPENDENT AUDITORS’ REPORT

To the Partners

American Affordable Housing II

Limited Partnership

We have audited the accompanying balance sheets of American Affordable Housing II Limited Partnership as of March 31, 2002 and 2001, and the related statements of operations, changes in partners’ deficit and cash flows for each of the three years in the period ended March 31, 2002.  These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of certain operating limited partnerships in which American Affordable Housing II Limited Partnership owns a limited partnership interest.  Investments in such partnerships comprise 19% and 48% of the assets as of March 31, 2002 and 2001, and 0%, 7% and 15% of the partnership loss for each of the three years in the period ended March 31, 2002, of American Affordable Housing II Limited Partnership.  The financial statements of these partnerships were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to information relating to these partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of American Affordable Housing II Limited Partnership as of March 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the related financial statement schedule listed in Form 10-K, item 14(a) of American Affordable Housing II Limited Partnership as of March 31, 2002.  In our opinion, the schedule presents fairly the information required to be set forth therein, in conformity with accounting principles generally accepted in the United States of America.

Bethesda, Maryland

June 24, 2002

American Affordable Housing II Limited Partnership

BALANCE SHEETS

March 31,

ASSETS

	2002	2001

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and D)	$1,587,610	$1,806,048

OTHER ASSETS
Cash	35,131	34,369
Other assets	12,849	11,734

	$1,635,590	$1,852,151

LIABILITY AND PARTNERS’ DEFICIT

LIABILITY
Due to affiliates (note B)	$5,822,426	$5,378,161

PARTNERS’ DEFICIT
Limited partners
Units of limited partnership interest, consisting of 50,000 authorized units, $1,000 stated value per unit; issued and outstanding - 26,501 units	(3,915,062)	(3,260,844)
General partners	(271,774)	(265,166)

	(4,186,836)	(3,526,010)

	$1,635,590	$1,852,151

See notes to financial statements

American Affordable Housing II Limited Partnership

STATEMENTS OF OPERATIONS

Year ended March 31,

	2002	2001	2000
Income
Interest income	$726	$19,191	$1,604
Miscellaneous income	2,627	4,477	7,070

	3,353	23,668	8,674

Share of losses from operating limited partnerships (note A)	(217,158)	(362,290)	(373,152)

Expenses
Professional fees	30,815	31,365	29,562
General and administrative expense (note B)	20,017	17,704	18,424
Asset management fee (note B)	396,189	419,642	423,001

	(447,021)	(468,711)	(470,987)

NET LOSS	$(660,826)	$(807,333)	$(835,465)

Net loss allocated to general partners	$(6,608)	$(8,073)	$(8,355)

Net loss allocated to limited partners	$(654,218)	$(799,260)	$(827,110)

Net loss per unit of limited partnership interest	$(24.69)	$(30.16)	$(31.21)

See notes to financial statements

American Affordable Housing II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT

Years ended March 31, 2002, 2001 and 2000

	Limited partners	General partners	Total

Partners’ deficit, March 31, 1999	$(1,634,474)	$(248,738)	$(1,883,212)

Net loss	(827,110)	(8,355)	(835,465)

Partners’ deficit, March 31, 2000	(2,461,584)	(257,093)	(2,718,677)

Net loss	(799,260)	(8,073)	(807,333)

Partners’ deficit, March 31, 2001	(3,260,844)	(265,166)	(3,526,010)

Net loss	(654,218)	(6,608)	(660,826)

Partners’ deficit, March 31, 2002	$(3,915,062)	$(271,774)	$(4,186,836)

See notes to financial statements

American Affordable Housing II Limited Partnership

STATEMENTS OF CASH FLOWS

Year ended March 31,

	2002	2001	2000

Cash flows from operating activities
Net loss	$(660,826)	$(807,333)	$(835,465)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Distributions from operating limited partnerships	1,280	1,280	1,280
Share of losses from operating limited partnerships	217,158	362,290	373,152
Increase in other assets	(1,115)	(2,885)	—
Decrease in accounts payable	—	—	(3,500)
Increase in due to affiliates	444,265	428,996	466,697

Net cash provided by (used in) operating activities	762	(17,652)	2,164

Cash flows from investing activities
Repayment of advances	—	40,000	—

Net cash provided by investing activities	—	40,000	—

NET INCREASE IN CASH	762	22,348	2,164

Cash, beginning	34,369	12,021	9,857

Cash, end	$35,131	$34,369	$12,021

See notes to financial statements

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

March 31, 2002, 2001 and 2000

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

Net Loss per Unit of Limited Partnership Interest

Net loss per unit of limited partnership interest is calculated based upon the number of units outstanding.  For each of the three years in the period ended March 31, 2002, 26,501 units were outstanding.

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

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the partnership.

NOTE B - RELATED PARTY TRANSACTIONS

During the years ended March 31, 2002, 2001 and 2000, the partnership entered into several transactions with various affiliates of the general partners, including Boston Capital Partners, Inc., Boston Capital Holdings Limited Partnership, and Boston Capital Asset Management Limited Partnership, as follows:

General and administrative expenses of $7,305, $6,982 and $4,431, incurred by Boston Capital Asset Management Limited Partnership, Boston Capital Holdings Limited Partnership, and Boston Capital Partners, Inc., were charged to operations during the years ended March 31, 2002, 2001 and 2000, respectively.  At March 31, 2002 and 2001, the unpaid general and administrative expenses totaled $236,854 and $229,550, respectively.

An annual asset management fee based on 0.5% of the aggregate cost of all apartment complexes acquired by the operating limited partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership.  The aggregate cost is comprised of the capital contributions made by the partnership to the operating limited partnership and 99% of the permanent financing at the operating limited partnership level.  At March 31, 2002 and 2001, the unpaid asset management fees totaled $5,585,572 and $5,148,611, respectively.  The fee is payable without interest as sufficient funds become available.  The asset management fees accrued during the years ended March 31, 2002, 2001 and 2000 were $436,961, $436,961 and $436,961, respectively. These amounts are presented net of reporting fees paid by the operating limited partnerships during the years ended March 31, 2002, 2001 and 2000, of $40,772, $17,319 and $13,960, respectively, in the statements of operations.

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At March 31, 2002 and 2001, the partnership has limited partnership equity interests in 49 and 49 operating limited partnerships, respectively, which own apartment complexes.  During the fiscal year ended March 31, 2001, one of the operating limited partnerships was foreclosed upon, and the partnership has relinquished ownership.

Under the terms of the partnership’s investment in each operating limited partnership, the partnership was required to make capital contributions to the operating limited partnerships.  These contributions were payable in installments over several years based upon each operating limited partnership achieving specified levels of construction and/or operations.  All contributions have been made to the operating limited partnerships as of March 31, 2002 and 2001.  The partnership has no further obligation to make any additional contributions.

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

The partnership’s investments in operating limited partnerships at March 31, 2002 and 2001 are summarized as follows:

	2002	2001

Capital contributions paid to operating limited partnerships, net of tax credit adjusters of $213,468 and $213,468, respectively	$19,473,665	$19,473,665

Acquisition costs of operating limited partnerships	2,492,705	2,492,705
Cumulative losses from operating limited partnerships	(20,305,787)	(20,088,629)
Cumulative distributions from operating limited partnerships	(72,973)	(71,693)

Investment per balance sheet	1,587,610	1,806,048

Acquisition costs not included in net assets of operating limited partnerships (see note A)	122,748	122,748
Loss from operating limited partnerships of $253,315 and $875,460 for the three months ended March 31, 1990 and 1989 which the operating limited partnerships have not included in partners’ capital (see note A)	1,128,775	1,128,775
Tax credit adjusters not accounted for in net assets of operating limited partnerships (see note A)	121,349	121,349
Loss of operating limited partnerships not recognized under the equity method of accounting (see note A)	(15,665,108)	(13,246,677)
Other adjustments	66,614	55,817

Equity per operating limited partnerships’ combined financial statements	$(12,638,012)	$(10,011,940)

The combined summarized balance sheets of the operating limited partnerships at December 31, 2001 and 2000 are as follows:

COMBINED SUMMARIZED BALANCE SHEETS

	2001	2000

ASSETS

Buildings and improvements, net of accumulated depreciation of $39,671,655 and $36,749,064	$52,727,274	$55,174,914
Land	4,301,969	4,293,234
Other assets	5,910,184	5,993,970

	$62,939,427	$65,462,118

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Mortgages payable	$67,410,329	$67,682,163
Accounts payable and accrued expenses	4,854,770	4,400,664
Other liabilities	2,527,045	2,517,078

	74,792,144	74,599,905

PARTNERS’ CAPITAL (DEFICIT)
American Affordable Housing II Limited Partnership	(12,638,012)	(10,011,940)
Other partners	785,295	874,153

	(11,852,717)	(9,137,787)

	$62,939,427	$65,462,118

The combined summarized statements of operations of the operating limited partnerships for the years ended December 31, 2001, 2000 and 1999 are as follows:

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

	2001	2000	1999
Revenue
Rental	$11,029,188	$10,480,295	$10,495,010
Interest and other	560,211	431,084	485,737

	11,589,399	10,911,379	10,980,747

Expenses
Interest	3,642,866	3,744,260	3,718,151
Depreciation and amortization	3,010,167	2,943,944	2,911,171
Taxes and insurance	1,456,143	1,349,114	1,267,231
Repairs and maintenance	1,939,832	1,880,475	1,691,965
Operating expenses	4,233,605	3,875,359	3,820,085

	14,282,613	13,793,152	13,408,603

NET LOSS	$(2,693,214)	$(2,881,773)	$(2,427,856)

Net loss allocated to American Affordable Housing II Limited Partnership *	$(2,638,120)	$(2,802,273)	$(2,371,097)

Net loss allocated to other partners	$(55,094)	$(79,500)	$(56,759)

*            Amount includes $2,420,962, $2,439,983 and $1,997,945 for the years ended December 31, 2001, 2000 and 1999, respectively, of loss not recognized under the equity method of accounting as described in note A.

NOTE E - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO TAX RETURN

For income tax purposes, the partnership reports using a December 31 year end.  The partnership’s net loss for financial reporting and tax return purposes for the years ended March 31 is reconciled as follows:

	2002	2001	2000

Net loss for financial reporting purposes	$(660,826)	$(807,333)	$(835,465)

Operating limited partnership rents received in advance	(4,821)	11,163	7,468

Related party expenditures	(93,345)	(99,189)	135,120

Asset management fee not deductible for tax purposes until paid	436,961	436,961	436,961

Excess of tax depreciation over book depreciation on operating limited partnership assets	(276,642)	(374,531)	(318,295)

Difference due to fiscal year for book purposes and calendar year for tax purposes	(675)	174,947	(73,226)

Operating limited partnership net loss not allowed for financial reporting under equity method	(2,420,962)	(2,439,982)	(1,997,945)

Other	(13,963)	11,444	126,154

Net loss for income tax purposes	$(3,034,273)	$(3,086,520)	$(2,519,228)

The differences between the investments in operating limited partnerships for tax purposes and financial statement purposes are primarily due to the differences in the losses not recognized under the equity method of accounting, the three month period due to fiscal year reporting and the historic tax credits taken for income tax purposes.  At March 31, 2002 and 2001, the differences are as follows:

	2002	2001

Investments in operating limited partnerships - tax basis	$(16,040,466)	$(13,012,293)

Add back losses not recognized under the equity method	15,665,108	13,246,677

Estimated share of loss of $253,315 and $875,460 for the three months ended March 31, 1990 and 1989 due to fiscal year reporting	(1,128,775)	(1,128,775)

Historic tax credits	651,016	651,016

Other	2,440,727	2,049,423

Investments in operating limited partnerships — as reported	$1,587,610	$1,806,048

American Affordable Housing II Limited Partnership
Schedule III - Real Estate and Accumulated Depreciation
March 31, 2002

Description	Encum- brances	Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period			Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
		Land	Buildings and improvements	Improvements	Land	Buildings and improvements	Total
ANTHONY GARDEN APARTMENTS	3,831,120	501,332	2,632,779	1,727,786	501,322	4,360,565	4,861,887	1,402,467	Mar-89	Oct-88	5-50

BELEN APARTMENTS	1,472,723	54,000	1,468,653	613,769	87,960	2,082,422	2,170,382	1,035,975	Dec-88	Dec-88	5-27.5

BLAIRVIEW ASSOCIATES	1,416,187	80,814	1,705,626	137,395	80,814	1,843,021	1,923,835	1,037,042	Dec-88	Mar-89	5-27.5

BLOOMFIELD ASSOCIATES	364,358	11,500	466,419	9,066	11,500	475,485	486,985	243,042	Jun-88	Jun-88	5-27.5

BOARDMAN LAKE II APARTMENTS	969,213	60,200	590,096	671,786	60,200	1,261,882	1,322,082	659,128	May-89	Oct-88	5-27.5

BOWDOINHAM ASSOCIATES	1,264,792	95,132	966,112	726,313	65,132	1,692,425	1,757,557	681,423	May-89	Nov-88	5-27.5

BREWTON LTD.	942,399	72,500	1,211,379	11,196	72,500	1,222,575	1,295,075	616,277	Jun-88	Aug-88	5-27.5

BRIDGEVIEW II	763,192	12,000	1,012,110	16,826	12,000	1,028,936	1,040,936	572,934	May-88	Aug-88	5-27.5

BROOKHOLLOW MANOR, LTD	1,349,815	25,080	1,003,839	676,067	25,080	1,679,906	1,704,986	630,469	Aug-88	Oct-88	5-27.5

CARTHAGE COURT HOUSING	1,263,372	18,000	1,568,266	80,078	18,000	1,648,344	1,666,344	844,561	Oct-88	Dec-88	5-27.5

DEER CROSSING ASSOCIATES	1,169,665	73,102	1,565,336	105,478	73,102	1,670,814	1,743,916	581,503	Apr-89	Apr-89	5-27.5

EAST CHINA TOWNSHIP	889,188	52,039	1,140,464	18,404	52,039	1,158,868	1,210,907	628,332	Nov-88	Aug-88	5-27.5

EAST RIDGE ASSOCIATES	1,301,760	70,000	1,602,988	14,619	70,000	1,617,607	1,687,607	689,821	Sep-88	Aug-88	5-27.5

FREDERICKTOWN ASSOCIATES II	367,125	20,000	456,784	25,486	20,000	482,270	502,270	239,656	May-88	Jun-88	5-27.5

GARDEN CITY FAMILY HOUSING	379,120	14,775	483,300	10,333	14,775	493,633	508,408	206,970	Jun-88	Jun-88	5-35

HARBOR HILL ASSOCIATES	1,206,952	65,132	1,443,798	187,604	65,132	1,631,402	1,696,534	673,080	Feb-89	Nov-88	5-27.5

Description	Encum- brances	Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period			Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
		Land	Buildings and improvements	Improvements	Land	Buildings and improvements	Total
IMMOKALEE RRH, LTD.	1,305,663	107,000	1,573,636	17,690	107,000	1,591,326	1,698,326	605,372	Mar-88	May-88	5-27.5

KERSEY APARTMENTS	1,195,997	90,000	1,270,768	272,954	93,241	1,543,722	1,636,963	732,136	Oct-88	Oct-88	5-27.5

KINGSLEY PARK ASSOCIATES	9,671,393	521,725	12,281,821	371,585	521,725	12,653,406	13,175,131	6,172,251	Oct-88	Mar-88	5-27.5

LAKE HAVASU INVESTMENT GRP	1,538,714	176,845	1,595,306	0	176,845	1,595,306	1,772,151	572,045	Apr-88	Mar-88	5-50

LIBERTY CENTER, LTD.	931,933	198,000	2,480,840	57,685	198,000	2,538,525	2,736,525	838,161	Oct-88	Dec-88	5-27.5

LOVINGTON HOUSING ASSOC.	1,070,092	30,000	1,464,954	97,523	30,000	1,562,477	1,592,477	535,910	Feb-89	Feb-89	5-27.5

MALONE HOUSING REDEVELOP.	1,466,293	64,900	1,788,215	120,000	64,900	1,908,215	1,973,115	936,480	Nov-88	Dec-88	5-27.5

MAPLE TREE ASSOCIATES	1,223,984	65,132	1,464,954	195,484	65,132	1,660,438	1,725,570	666,476	Apr-89	May-89	5-27.5

MARIONVILLE III FAMILY HOUSING	191,701	19,825	230,104	4,883	19,825	234,987	254,812	89,827	May-88	Jun-88	5-35

MICHELLE MANOR APARTMENTS	897,486	131,945	1,009,687	1,304	131,945	1,010,991	1,142,936	328,331	Sep-88	Oct-88	5-50

MIDDLEBURG ASSOCIATES, LTD.	1,399,873	104,000	1,155,947	357,594	104,000	1,513,541	1,617,541	703,509	Mar-89	Oct-88	5-27.5

NEBRASKA CITY SENIOR HSNG	414,037	27,119	516,617	0	27,119	516,617	543,736	218,433	Jul-88	Jun-88	5-35

NICOLLET ISLAND HISTORIC HMS	1,037,723	0	1,875,059	129,730	0	2,004,789	2,004,789	794,035	Dec-88	Nov-88	7-27.5

PAIGE HALL LTD (56% JV INTER)	2,253,150	633,666	2,544,140	910,330	0	3,454,470	3,454,470	1,258,742	Apr-89	Mar-89	7-27.5

PERRAMOND ASSOCIATES	1,169,557	88,813	1,487,597	151,521	28,000	1,639,118	1,667,118	593,970	Apr-89	Apr-89	7-27.5

Description	Encumbr- ances	Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period			Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
		Land	Buildings and improvements	Improvements	Land	Buildings and improvements	Total
PINE KNOLL DEVELOPMENT CO	1,347,689	45,000	803,220	777,323	199,301	1,580,543	1,779,844	725,963	May-89	Oct-88	5-27.5

PINE RIDGE LTD.	1,464,357	110,000	1,899,826	27,749	110,000	1,927,575	2,037,575	978,164	Jun-88	Jul-88	5-27.5

PINE TERRACE III LTD.	1,180,642	61,500	1,188,396	330,921	61,500	1,519,317	1,580,817	744,128	Jan-89	Dec-88	5-27.5

PLATTEVILLE APARTMENTS	546,336	45,000	659,035	75,371	50,877	734,406	785,283	366,247	Oct-88	Oct-88	5-27.5

RIVERPLACE APTS	3,878,482	175,260	6,463,578	429,140	175,260	6,892,718	7,067,978	2,461,683	Mar-89	Sep-88	5-27.5

SARA PEPPER ASSOCIATES	627,085	67,200	740,378	70,264	22,000	810,642	832,642	314,411	Mar-88	May-88	5-27.5

SHAWMUT AVE (300)	622,519	69,325	1,145,503	62,776	69,325	1,208,279	1,277,604	499,771	Dec-88	Nov-88	5-34

SHELBYVILLE FH, LTD.	604,976	13,000	736,830	0	13,000	736,830	749,830	271,413	Jul-88	Oct-88	5-27.5

SILVER PINES ASSOCIATES	1,366,185	170,050	1,684,846	168,236	98,500	1,853,082	1,951,582	666,526	Aug-88	Aug-88	5-27.5

SPRINGFIELD LTD.	1,422,787	66,000	1,864,463	30,670	66,000	1,895,133	1,961,133	979,586	Mar-88	May-88	5-27.5

STOKES ROWE LIMITED PTR	1,054,279	7,321	1,914,238	5,168	7,321	1,919,406	1,926,727	653,975	Jun-88	Jun-88	5-27.5

SUNCREST, LTD.	960,017	50,000	1,141,518	4,176	50,000	1,145,694	1,195,694	416,913	May-88	Oct-88	5-27.5

VILLAGE CHASE OF ZEPHYRHILLS, LTD.	1,474,534	151,350	490,589	1,344,575	151,350	1,835,164	1,986,514	874,673	Apr-89	Dec-88	7-27.5

VILLAGE WALK OF ZEPHYRHILLS, LTD	1,380,213	133,650	619,248	1,094,946	133,650	1,714,194	1,847,844	805,016	Mar-89	Dec-88	7-27.5

WARREN PROPERTIES, LTD.	1,385,522	70,000	1,648,427	9,720	70,000	1,658,147	1,728,147	620,101	Oct-88	Oct-88	5-27.5

WASHINGTON MEWS LP	716,429	65,225	1,921,104	(51,033)	55,225	1,870,071	1,925,296	914,664	Dec-88	Aug-88	5-27.5

Description	Encumbr- ances	Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period			Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
		Land	Buildings and improvements	Improvements	Land	Buildings and improvements	Total
WILDER ASSOCIATES	1,199,666	62,947	1,519,472	137,664	70,412	1,657,136	1,727,548	669,458	Jan-89	Nov-88	5-27.5

WILDWOOD VILLAS	1,460,034	100,960	1,872,065	(209,556)	100,960	1,662,509	1,763,469	920,605	Sep-88	Sep-88	5-27.5

	67,410,329	4,938,364	80,370,330	12,028,599	4,301,969	92,398,929	96,700,898	39,671,655

Since the Operating Partnerships maintain a calendar year end the information reported on this schedule is as of December 31, 2001.

There we no carrying costs as of December 31, 2001. The Column has been omitted for presentation purposes.

Notes to Schedule III

American Affordable Housing II Limited Partnership

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period - 4/1/92		$100,538,670
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	37,387
Other	0
		$37,387
Deductions during period:
Cost of real estate sold	$0
Other*	0
		0
Balance at close of period - 3/31/93		$100,576,057
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	230,965
Other	0
		$230,965
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/94		$100,807,022
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	237,425
Other	0
		$237,425
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/95		$101,044,447

Balance at close of period - 3/31/95		$101,044,447
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	367,972
Other	0
		$367,972
Deductions during period:
Cost of real estate sold	$(6,044,508)
Debt Forgiveness (Washington Mews)	(426,517)
Other (Middleburg)	(392,252)
		(6,863,277)
Balance at close of period - 3/31/96		$94,549,142
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	246,897
Other	0
		$246,897
Deductions during period:
Cost of real estate sold	$0
Other	(383,000)
		(383,000)
Balance at close of period - 3/31/97		$94,413,039
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	821,235
Other	0
		$821,235
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/98		$95,234,274

Balance at close of period - 3/31/98		$95,234,274
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	571,607
Other	0
		$571,607
Deductions during period:
Cost of real estate sold	$0
Other	(883,522)
		(883,522)
Balance at close of period - 3/31/99		$94,922,359
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	399,702
Other	0
		$399,702
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/00		$95,322,061
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	895,151
Other	0
		$895,151
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/01		$96,217,212

Balance at close of period - 3/31/01		$96,217,212
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	438,686
Other	0
		$438,686
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/02		$96,700,898

Notes to Schedule III

American Affordable Housing II Limited Partnership

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 4/1/92		$11,032,545
Current year expense	$3,313,285
Balance at close of period - 3/31/93		$14,345,830
Current year expense	$3,266,272
Balance at close of period - 3/31/94		$17,612,102
Current year expense	$3,206,264
Balance at close of period - 3/31/95		$20,818,366
Current year expense	$1,831,578
Balance at close of period - 3/31/96		$22,649,944
Current year expense	$2,951,028
Balance at close of period - 3/31/97		$25,600,972
Current year expense	$2,826,160
Balance at close of period - 3/31/98		$28,427,132
Current year expense	$2,572,341
Balance at close of period - 3/31/99		$30,999,473
Current year expense	$2,899,088
Balance at close of period - 3/31/00		$33,898,561
Current year expense	$2,850,503
Balance at close of period - 3/31/01		$36,749,064
Current year expense	$2,922,591
Balance at close of period - 3/31/02		$39,671,655

LIBERTY CENTER, LTD.

Financial Statements

December 31, 2001

and

December 31, 2000

Hunter & Associates, P.A.

4201 Baymeadows Road, Suite 4

Jacksonville, Florida 32217

Tel: (904) 731-9222

Fax: (904) 731-0352

www.huntercpa.com

INDEPENDENT AUDITORS’ REPORT

To the Partners

Liberty Center, Ltd.

We have audited the accompanying balance sheets of Liberty Center, Ltd. as of December 31, 2001 and 2000, and the related statements of operations, partners’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberty Center, Ltd. As of December 31, 2001 and 2000, and the results of its operations, changes in partners’ equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

Hunter & Associates, PA

February 15, 2002

Liberty Center, Ltd.

Balance Sheets

December 31, 2001 and 2000

Assets

	2001	2000
Current assets
Cash and cash equivalents1	$101,847	$103,653
Accounts Receivable	3,369	705
Prepaid Insurance	7,939	0

Total Current Assets	113,155	104,358

Property and equipment, at cost
Land	198,000	198,000
Building and improvements	2,507,880	2,500,675
Equipment	30,645	15,756
Less Accumulated Depreciation	(838,161)	(770,208)
	1,898,364	1,944,223
Other Assets
Tenant Security Deposits	9,608	7,691
Total Assets:	$2,021,127	$2,056,272

Liabilities and Partners’ Equity

	2001	2000
Current liabilities
Current portion of notes payable	$73,326	$73,102
Accrued interest, due within one year	488	867
Accounts payable and accrued expenses	7,226	5,651

Total current liabilities	83,040	79,620

Long-term liabilities
Notes payable-net of current portion	856,607	731,802
Accrued interest, due after one year	735,100	670,309
Accrued investor service fee	72,000	66,000
Advances from affiliates	0	7,607
Tenant security deposits	9,608	7,691

Total long-term liabilities	1,673,315	1,683,409

Total liabilities	1,756,355	1,763,029

Partners’ equity
General partner	(14,657)	(14,372)
Limited partner	279,429	307,615

Total partners’ equity	264,772	293,243

Total liabilities and partner’s equity	$2,021,127	$2,056,272

See Independent Auditors’ Report and Notes to Financial Statements.

Liberty Center, Ltd.

Statements of Operation

For the Years ended December 31, 2001 and 2000

	2001	2000

Rental revenues	$559,577	$529,890
Interest and dividends	353	530

	559,930	530,420

Expenses
Bad debts	66	2,200
Depreciation and amortization	67,953	65,734
General, administrative & residential support	54,135	43,025
Insurance	47,008	37,287
Interest	72,315	74,701
Investor services fee	8,000	32,000
Legal and professional services	18,902	18,832
Maintenance and repairs	35,381	30,951
Management fees	27,600	26,332
Salaries	169,338	166,169
Taxes	34,394	32,953
Utilities	53,309	50,485

Total expenses	588,401	580,669

Net income (loss) from operations	$(28,471)	$(50,249)

See Independent Auditors’ Report and Notes to Financial Statements.

Liberty Center, Ltd.

Statement of Partners’ Equity

For the Years ended December 31, 2001 and 2000

	General Partner	Investor Limited Partner	Total
Partners’ equity December 31, 1999	$(13,870)	$357,362	$343,492

Loss (loss)	(502)	(49,747)	(50,249)

Distributions	0	0	0

Partners’ equity December 31, 2000	$(14,372)	$307,615	$293,243

Loss (loss)	(285)	(28,186)	(28,471)

Distributions	0	0	0

Partners’ equity December 31, 2001	$(14,657)	$279,429	$264,772

See Independent Auditors’ Report and Notes to Financial Statements.

Liberty Center, Ltd.

Statements of Cash Flows

For the Years ended December 31, 2001 and 2000

	2001	2000
Cash flow from operating activities:
Net income (loss)	$(28,471)	$(50,249)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	67,953	65,734
Changes in assets and liabilities
Decrease (increase) in tenant receivables	(2,664)	1,512
Decrease (increase) in prepaid insurance	(7,939)	0
Increase (decrease) in accounts payable and accrued expenses	7,575	23,058
Increase (decrease) in net security deposits	0	1,736
Net cash (used for) provided by operations	36,454	41,791
Cash flow from investing activities:
Purchase of Building improvements and equipment	(22,094)	(16,253)
Increase in accrued interest	64,412	64,663
Net cash provided by investing activities	42,318	48,410
Cash flow from financing activities
Repayment of long-term debt	(72,971)	(70,926)
Increase in advances from affiliates	(7,607)	(23,684)
Net cash used in financing activities	(80,578)	(94,610)
Net decrease in cash and cash equivalents	(1,806)	(4,409)
Cash and cash equivalents at beginning of year	103,653	108,062
Cash and cash equivalents at end of year	$101,847	103,653

See Independent Auditors’ Report and Notes to Financial Statements.

Liberty Center, Ltd.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001 and 2000

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

Capitalization and Depreciation

Land, buildings and improvements are recorded at cost.  Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred.  Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation.  The resulting gains and losses are to be reflected in the statement of operations.

Income Taxes

No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

Cash and Cash Equivalents

The partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents include $101,728 and $101,728 in money market deposits (Note C) at December 31, 2001 and 2000, respectively.

NOTE B – ORGANIZATION

Liberty Center, Ltd. (the partnership) was organized under the laws of the State of Florida on June 28, 1988 for the purpose of constructing and operating a 109–unit low-income single room occupancy (SRO) apartment project known as Liberty Center.

NOTE C – CERTIFICATES OF DEPOSIT, MONEY MARKETS AND MARKETABLE EQUITY SECURITIES

Prior to amending the operating reserve agreement June 29, 1993, certificates of deposit, money market funds and marketable equity securities have been established under an agreement between the limited and general partner which provides that such funds are available to fund any excess of operating expenses over operating income for a period of sixty (60) months.  Interest earned on these funds is allocated and distributed to the general partner annually.

The operating reserve agreement was amended June 29, 1993, establishing an operating reserve of $100,000 and allowing for a distribution to the general partner of part of the operating reserve.  The purpose was substantially the same as that of the prior agreement.  A distribution to the general partner of this operating reserve is allowed if certain profitability objectives are met. The operating reserve account totaled $101,728 and $101,728 at December 31, 2001 and December 31, 2000, respectively.

NOTE D – PARTNERS’ CAPITAL CONTRIBUTIONS

The partnership has one general partner, The Harris Group, Inc. and one investor limited partner, American Affordable Housing II.  As of December 31, 2001, the general partner and the investor limited partner have made capital contributions of $1,014,521 and $1,220,553, respectively.

NOTE E – ACCRUED INTEREST

The second mortgage provides for deferral of interest payments based upon projected cash flow as determined annually by the lender.  In addition, a portion of the deferred interest payable on the second mortgage may be forgiven based upon the project maintaining a very low income set–aside for a period longer than that required.  Interest forgiven increases with each year the project is extended.  No interest has been forgiven at December 31, 2001.

The following is a schedule of accrued interest payable:

	December 31,
	2001	2000
First mortgage payable (Note F)	$488	$867
Second mortgage payable	735,100	670,309
	735,588	671,176
Less amount due within one year	488	867
	$735,100	$670,309

NOTE F – NOTES PAYABLE

	December 31,
	2001	2000
Mortgage note payable to a bank monthly at $6,718 including interest at 3.0% until April, 2004, secured by first mortgage on apartment project. (SRO)	$212,034	$285,005

Mortgage note payable at 9% to The Florida Housing Finance Agency; interest payments only as determined by lender annually based on cash flow, with a balloon payment in 2004; secured by second mortgage on apartment project. (Note E)	$719,899	$719,899
	931,933	1,004,904

Less amount due within one year	75,326	73,102
	$856,607	$931,802

Aggregate maturities of long-term debt for the next five year are estimated as follows:

2002	75,326
2003	77,617
2004	778,990

$931,933

NOTE G – TRANSACTIONS WITH AFFILIATED AND RELATED PARTIES

Annual Investor Service Fee

An annual investor service fee of $8,000 is payable to Boston Capital Communication, Inc., an affiliate of American Affordable Housing II Limited Partnership, an investor limited partner which holds a 99% interest in the partnership, for services rendered in reporting to the investor limited partner.

Management Fees

In accordance with the partnership agreement, the partnership pays management fees for services rendered in connection with the leasing and operation of the project.  Fees are paid to the Harris Group, Inc. Management fees charged to operations for the year ended December 31, 2001 and 2000, $27,600 and $26,332 respectively.

NOTE H – PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS

All profits and losses prior to the first date on which the investor limited partner was admitted (December 1, 1988) were allocated 100% to the general partner.  Upon admission of the investor limited partner, the interest of the general partner was reduced to 1%.

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

Interest earned on certificates of deposit, marketable securities and money market funds is allocable 100% to the general partner (Note C)

The partnership agreement provides for a special distribution to the general partner in the amount of $100,000 (Note C)

NOTE I-BAD DEBTS

The partnership makes every attempt to collect accounts receivable and periodically reviews the accounts to determine if certain items are collectable.  Bad debts totaled $66 in 2001 and $2,200 in 2000.

RIVERPLACE APARTMENTS

LIMITED PARTNERSHIP

HOLYOKE, MASSACHUSETTS

DECEMBER 31, 2001 AND 2000

FINANCIAL STATEMENTS

AND SUPPLEMENTAL INFORMATION

RIVERPLACE APARTMENTS LIMITED PARTNERSHIP

FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION

YEARS ENDED DECEMBER 31, 2001 AND 2000

JOSEPH D. KALICKA AND COMPANY, LLP

CERTIFIED PUBLIC ACCOUNTANTS

330 WHITNEY AVENUE SUITE 350 HOLYOKE, MASSACHUSETTS 01040

TEL. (413)536-8510 FAX (413)533-8399

INDEPENDENT AUDITORS’ REPORT

To the Partners

Riverplace Apartments Limited Partnership

Holyoke, Massachusetts

We have audited the accompanying balance sheet of Riverplace Apartments Limited Partnership as of December 31, 2001, and the related statements of operations, partners’ capital, and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements and supplemental information of Riverplace Apartments Limited Partnership as of December 31, 2000 were audited by other auditors, whose report dated January 25, 2001 expressed an unqualified opinion on those financial statements and supplemental information.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverplace Apartments Limited Partnership as of December 31, 2001, and the results of operations, partners’ capital and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The additional information included in this report (shown on pages 18 and 19) is presented for the purpose of additional analysis and is not a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Joseph D. Kalicka and Company, LLP

Certified Public Accountants

Holyoke, Massachusetts

January 27, 2002

RIVERPLACE APARTMENTS LIMITED PARTNERSHIP

BALANCE SHEETS

DECEMBER 31, 2001 AND 2000

ASSETS

	2001	2000
Current assets:
Cash	$4,489	$1,357
Restricted cash-grants	—	7,745
Tenants’ rents receivable, net	9,262	11,164
Tenants’ rent subsidies receivable, net	46,626	36,773
Receivables-affiliate	631	11,586
Prepaid expenses	16,052	10,864

Total current assets	77,060	79,489

Tenants’ security deposits held in trust	15,876	14,507

Restricted deposits and funded reserves:
Reserve for replacements	47,970	39,166

Rental property; at cost:
Land	175,260	175,260
Building and improvements	6,604,141	6,604,141
Personal property	288,577	261,590

	7,067,978	7,040,991
Less-accumulated depreciation	(2,461,683)	(2,260,959)

Rental property, net	4,606,295	4,780,032

Deferred financing costs, net	33,223	35,178

Total Assets	$4,780,424	$4,948,372

The accompanying notes are an integral part of these financial statements

LIABILITIES AND PARTNERS’ CAPITAL

	2000	1999
Current liabilities:
Current portion of mortgage note payable	86,945	77,318
Accounts payable	34,673	11,752
Unexpended grant reimbursements	8,285	7,745
Payables-affiliates	14,142	20,741
Accrued mortgage interest payable	32,321	32,977
Accrued expenses-other	42,785	59,403
Prepaid rents	22,420	14,658

Total current liabilities	241,571	224,594

Tenants’ security deposits liability	16,292	14,754

Long-term liabilities:

Mortgage note payable,: less current portion	3,791,537	3,879,867
less current portion
Accrued fees payable-affiliate	66,000	60,500

Total long-term liabilities	3,857,537	3,940,367

Total liabilities	4,115,400	4,179,715

Partners’ capital	665,024	768,657

Total liabilities and partners’ capital	$4,780,424	$4,948,372

The accompanying notes are an integral part of these financial statements

RIVERPLACE APARTMENTS LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000
Income:
Rents	$1,083,476	$1,095,396
Less-vacancy losses	50,135	140,194

	1,033,341	955,202
Interest income	1,507	2,147
Other	12,092	5,559

	1,046,940	962,908

Expenses
Administrative	77,453	80,258
Utilities	197,406	195,313
Management fee-affiliates	62,592	57,605
Operating and maintenance	134,679	144,510
Taxes	24,347	22,799
Insurance	53,659	41,774
Interest	392,258	399,873
Depreciation and amortization	202,679	204,915

	1,145,073	1,147,047

Loss before non-operating expense	(98,133)	(184,139)

Non-operating income (expense):
Gain on involuntary conversion	—	4,675

Loss before mortgagor entity expense	(98,133)	(179,464)

Mortgagor entity expense:
Partnership reporting fee-affiliate	(5,500)	(5,500)

Net loss	$(103,633)	$(184,964)

The accompanying notes are an integral part of these financial statements

RIVERPLACE APARTMENTS LIMITED PARTNERSHIP

STATEMENT OF PARTNERS’ CAPITAL

YEARS ENDED DECEMBER 31, 2001 AND 2000

	General Partner	Limited Partner	Total

Balance (deficiency), January 1, 2000	$(124,152)	$1,077,773	$953,621

Net loss for year	(1,850)	(183,114)	(184,964)

Balance (deficiency), December 31, 2000	(126,002)	894,659	768,657

Net loss for year	(1,036)	(102,597)	(103,633)

Balance (deficiency), December 31, 2001	$(127,038)	$792,062	$665,024

Percentage interest at December 31, 2001 and 2000	1%	99%	100%

The accompanying notes are an integral part of these financial statements

RIVERPLACE APARTMENTS LIMITED PARTNERSHIP

STATEMENT OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2001AND 2000

	2001	2000
Cash flow from operating activities:
Net loss	$(103,633)	$(184,964)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	200,724	202,960
Amortization of deferred costs	1,955	1,955
Provision for bad debts	27,061	19,883
Gain on involuntary conversion	—	(4,675)
Mortgagor entity expense		5,500
Changes in assets and liabilities:
Tenants’ rents receivable	8,381	(14,669)
Tenants’ rent subsidies receivable	(43,393)	6,950
Receivables-affiliate	10,955	(7,731)
Prepaid expenses	(5,188)	(4,026)
Accounts payable	11,045	4,738
Payables-affiliates	(6,599)	14,493
Accrued mortgage interest payable	(656)	(593)
Accrued expenses-other	(16,618)	16,618
Prepaid rents	19,638	(921)
Tenants’ security deposits	(1,369)	(305)
Tenants’ security deposit liabilities	1,538	1,024

Net cash provided by operating activities	109,341	56,237

Cash flows from investing activities:
Purchase of rental property	(26,987)	(52,218)
Reserve for replacements funded,
Including interest earned	(26,280)	(22,646)
Reserve for replacement releases	17,476	30,036
(Increase) decrease in restricted cash-grants	7,745	(7,720)
Decrease in grants receivable	—	38,893
Decrease in accounts payable-grants	—	(13,000)
Increase in unexpended grant reimbursements	540	7,745
Insurance proceeds from involuntary conversion	—	14,828
Fire restoration costs	—	(10,153)
Decrease in accrued expenses-fire repairs	—	(20,157)

Net cash used in investing activities	(27,506)	(34,392)

Cash flows from financing activities:

Payments on mortgage note payable	$(78,703)	$(71,244)

Net increase (decrease) in cash	3,132	(49,399)

Cash, beginning of year	1,357	50,756

Cash, end of year	$4,489	$1,357

Supplemental disclosure of cash flow information:

Cash paid during the year for interest	$392,176	$400,466

The accompanying notes are an integral part of these financial statements

RIVERPLACE APARTMENTS LIMITED PARTNERSIHP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:

Riverplace Apartments Limited Partnership (“the Partnership”), organized as a Massachusetts Limited Partnership on February 29, 1988, was formed to acquire and operate an affordable residential apartment complex consisting of 100 units located at various scattered locations in Holyoke, Massachusetts (“the Property”) as follows: 298, 300, 302, 304 Chestnut Street; 294, 298 Elm Street; 82, 82 1/2 R. Clemente Street; 44 Lyman Street; 22, 24 Northeast Street; 532 South Bridge Street; 527 South Summer Street; and 177, 183, 185 West Street.  The project is currently operating under the name Riverplace Apartments Limited Partnership.  The Partnership Agreement was last amended and restated on September 1, 1988.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Method of accounting:

The financial statements of the Partnership have been prepared on the accrual basis of accounting, consistent with accounting principals generally accepted in the United States of America.

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

Deferred financing costs:

Deferred financing costs consist of costs associated with obtaining the mortgage on the Property.  These costs are being amortized on a straight-line basis over the life of the related debt.  Amortization expense for December 31, 2001 and 2000 was $1,955.

During 2000, certain of the deferred costs in the amount of $11,950 were fully amortized and written off the books.

Income taxes:

Federal and state income taxes are not included in the accompanying financial statements because these taxes, if any, are the responsibility of the individual Partners.

The Project received low-income housing tax credits for a ten-year period, through December 31, 1999.  Provisions of the tax credit legislation restrict occupancy of all 100 apartments to qualified low-income tenants for a fifteen-year period.  Recapture provisions of the legislation could result in a required repayment by the partners of a portion of the tax credits if relevant provisions are not adhered to. (See Note 9)

Use of estimates:

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

Reclassifications:

Certain reclassifications have been made to the 2000 financial statements to conform with the 2001 presentation.

2. PARTNERS’ CAPITAL CONTRIBUTIONS:

The general partners of the Partnership are Mark A. Berezin, Herbert G. Berezin, and Stephen L. Berezin.  As of December 31, 2001 and 2000, the general partners have made aggregate capital contributions of $3.

The investment limited partner of the Partnership is American Affordable Housing II Limited Partnership.  As of December 31, 2001 and 2000, the investment limited partner has made capital contributions of $2,186,118.

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

Distributable cash flow from operations shall be applied, subject to governmental agency and lender approvals (if required), as follows (all terms are as defined in the Partnership Agreement, as last amended):

(a) First, to the repayment of Subordinated Loans and interest thereon;

(b) Second the balance there of shall be distributed 50% to the Investment Limited Partner and 50% to the General Partners.

Distributable cash flow from operations in respect to any fiscal year may not exceed such amounts as governmental agency regulations and lender regulations permit to be distributed.  Further, the Partnership Agreement provides that until September 1, 2003 all distributable cash flow from operations be paid into a reserve account to fund the costs of paying increased debt service on the Partnership’s mortgage note due to interest rate increases and the costs of refinancing the mortgage as may be applicable.  On September 1, 2003 or such earlier time as approved by the General Partners and the designated affiliate of the Investment Limited Partner, any funds remaining in the reserve account shall be disbursed to the partners.

Profits from a capital transaction, as defined in the Partnership Agreement, as last amended, are allocated to the partners as follows:

(a) First, to restore the negative capital accounts of all partners to zero in proportion to each partner’s negative capital account balance;

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

Losses from a capital transaction are allocated to the partners as follows:

(a) First, losses shall be allocated to all partners having positive capital accounts until their capital accounts have been reduced to zero; and

(b) Second, the balance of such losses shall be allocated to the General Partners.

4. TENANT’S RENTS RECEIVABLES AND RENT SUBSIDIES RECEIVABLE:

Tenants’ rents receivable at December 31, 2001 and 2000 consisted of the following:

	2001	2000
Tenants’ rents receivable	$11,383	$19,764
Less: Allowance for doubtful accounts	(2,121)	(8,600)
	$9,262	$11,164

Tentants’ rents subsidies receivable at December 31, 2001 and 2000 consisted of the following:

	2001	2000
Tenants’ rent subsidies receivable	$80,166	$36,773
Less: Allowance for doubtful accounts	(33,540)	—
	$46,626	$36,773

Management determines an allowance for doubtful accounts based upon an analysis of rents receivable.

5. MORTGAGE NOTE PAYABLE:

The mortgage note payable consists of a note in the original amount of $4,500,000, dated March 11, 1988 and last amended on May 23, 1989. In February 1998, the bank transferred the loan servicing to Regency Savings Bank.

The note is secured by the real estate and related personal property of the Partnership and an assignment of rents and leases.  Interest is currently payable on the note at a rate of 10% per annum.  This rate was fixed at the conversion date (August 1, 1989), as defined in the loan agreement.  The lender has the right to adjust the interest rate every three years subsequent to the conversion date to a rate that is equal to 2 1/2% per annum above the three year Treasury note rate in effect on the interest rate adjustment dates.  The next scheduled interest rate adjustment date is August 1, 2004.  Based upon the current interest rate, the note requires monthly installments of principal and interest of $39,240.  The note matures on July 1, 2019.  However, the lender has the right to demand repayment of the loan in full on September 19, 2003, which is the date fifteen years following the execution of the first Housing Assistance Payments contract for the Property. The mortgage note may be prepaid by the Partnership without premium or penalty.

Aggregate principal maturities on the mortgage loan for each of the next five years, based on the current effective interest rate, are as follows:

Year	Amount

2002	86,945
2003	96,049
2004	106,107
2005	117,217
2006	129,492

The liability of the Partnership under the mortgage note is limited to the underling value of the real estate collateral plus any amounts that may be deposited with the lender.

6. RENTAL HOUSING ASSISTANCE AGREEMENT:

The Partnership has a contract with the Housing Authority of the City of Holyoke, Massachusetts to receive HUD Section 8 rental assistance funds for the benefit of qualified tenants.  The program restricts assistance to those who meet certain HUD established criteria including maximum income limitations.  The Housing Authority is responsible for determining tenant eligibility for participation in the program.  This Housing Assistance Payments (“HAP”) contract was awarded in stages covering all 100 apartment units and it expires in corresponding stages from September 19, 2003 through March 20, 2004.  During the years ended December 31, 2001 and 2000, rental assistance income recognized under the contract amounted to $840,941 and $797,340 respectively.

7. TRANSACTIONS WITH RELATED PARTIES:

Marken Properties, Inc. (“Marken”), an affiliate of the General Partners, is the project management agent.  Marken receives a base management fee calculated at 6% of gross revenues from the Property.  Management fees expensed in 2001 and 2000 amounted to $62,592 and $57,605, respectively.  At December 31, 2001 and 2000 the Partnership has receivables from Marken of $8,508 and $13,495, respectively.

Personnel working at the project site are employees of Marken and therefore the Project reimbursed Marken for the actual salaries and related benefits, as reflected in the accompanying financial statements.  Such salaries and related benefit costs expensed during 2001 and 2000 amounted to $109,462 and $97,278, respectively.  In addition, salaries and related benefit costs associated with grants during 2001 and 2000 amounted to $15,098 and $16,327, respectively.  At December 31, 2001 and 2000, $7,877 and $1,909 of these costs remained unpaid.  The payables at December 31, 2001 and 200 has been against a receivable from Marken in the accompanying balance sheets.

The partnership incurred accounting and data processing fees of $7,200 to Marken in each of the years ended December 31, 2001 and 2000.

Marken allocates certain office and administrative expenses among multiple properties under its management.  For the year ended December 31, 2001 and 2000, the Partnership’s allocable share of these costs amounted to $6,282 and $6,151, respectively. In addition, the Partnership purchases capital equipment and various operating and maintenance supplies and services as well as its fuel oil and heating service contract from companies (Interstate Plumbing & Heating Supply Corp., Key Contractors, Inc., and Hampden Contractors, Inc.) affiliated with the General Partners.  For the year ended December 31, 2001 and 2000, the Partnership incurred costs to Interstate Plumbing & Heating Supply Corp. for capital equipment and operating and maintenance supplies and services in the amounts of $28,278 and $63,214, respectively.  For the year ended December 31, 2001 and 2000, the Partnership incurred costs to Key Contractors, Inc. for operating and maintenance supplies and services in the amounts of $2,096 and $5,825, respectively. Costs incurred to Hampden Contractors, Inc. for fuel Oil and heating services and to maintain the laundry concession aggregated $98,889 in 2001 and $104,281 in 2000. As of December 31, 2001 and 2000, the Partnership had payables to these affiliates totaling $14,142 and $18,459, respectively.

The partnership shares a site office with other affiliated real estate partnerships.  The Partnership has allocated its share of costs incurred to maintain this office.  Certain of these costs are reimbursed to the affiliate and amounted to $14,587 in 2001 and $3,116 in 2000.

At December 31, 2001 and 2000, the Partnership had a miscellaneous payable to an affiliated real estate partnership in the amount of $3,192 and $2,282, respectively.

Pursuant to the Partnership Agreement, as last amended, a reporting fee is payable to an affiliate of the Investment Limited Partner for its services in assisting with the preparation of tax returns and other reports to the partners as required by the Partners Agreement. The fee is in an annual amount of $5,500 and is payable from available cash flow from operations.  Any unpaid fees shall accrue and be payable on a cumulative basis in the first year in which there is sufficient cash flow from operations or from the proceeds of a capital transaction. A reporting fee in the amount of $5,500 was expensed in the years ended December 31, 2001 and 2000.  No fees were paid in 2001 or 2000.  The Partnership’s cumulative liability to the affiliate for these fees at December 31, 2001 and 2000 amounted to $66,000 and $60,500, respectively.

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

Pursuant to the Partnership Agreement, as last amended, the General Partners are entitled to receive a sales preparation fee in the amount of 3% of the gross sales price upon any sale of the Property.

8. GRANTS:

The Partnership was rewarded two grants under the Federally Assisted Low-Income Housing Drug Elimination Grant Program from the U.S. Department of Housing and Urban Development (HUD).  The initial grant was in the amount of $125,000.  The Partnership received the entire proceeds of the grant, of which $51,254 and $91,600 were received in 2000 and 1999, respectively.  The grant period expired in 2000.

The Partnership was also awarded two grants under the New Approach Anti-Drug Grant Program (formerly known as the Safe Neighborhood Grant Program) from HUD.  The initial grant was in the amount of $119,600.  The Partnership received the entire proceeds of the grant, of which $28,000 and $91,600 were received in 2000 and 1999, respectively.  The Grant period expired in 2000.  The other grant was rewarded to the Partnership in June 1999 in the amount of $129,960.  The term of the grant is twenty-four months beginning June 1, 1999.  The Parntership received proceeds under this grant of $49,649 and $80,491 during 2001 and 2000, respectively.  The grant expired in 2001.

During 2000, $10,000 in Drug Elimination Grant proceeds were used to fund a tenant based RESPECT program which empowered tenants to decide how grant funds could be used to better their community.  As of December 31, 2001 $8,285 of these proceeds remained unexpended and included in the accompanying balance sheet as unexpended grant reimbursements.

Expenditures of funds under these grant programs are based upon budgets approved by the HUD.  Expenditures must be made in compliance with the grant agreements and for the specific purposes of the grant awards.  Grant proceeds are received by the Partnership based upon expenditures incurred (cost reimbursement method).

Grant expenditures in excess of grant proceeds are reflected as a receivable in the accompanying balance sheets since these amounts are expected to be reimbursed to the Partnership under the terms of the grant agreements.  Grant proceeds in excess of expenditures are reflected as unexpended grant reimbursements in the accompanying balance sheets and may occur on occasion as a result of the timing of payments of grant payables.

9. CONTINGENCIES:

Low-income housing tax credits:

The Partnership is required to maintain compliance with the Low-Income Housing Tax Credit Program as a condition to receiving low-income housing tax credits. Failure to comply with the requirements of the Low-income Housing Tax Credit Program or to correct noncompliance within a specified time period can result in a recapture of a portion of the tax credits previously taken.  AS of the date of these financial statements, there are unresolved issues with the tax credit monitoring reports, which could result in a non-compliance filing with the Internal Revenue Service.  This could result in a recapture of the low-income housing tax credits previously taken the individual partners.  While the tax liability would not be that of the Partnership, as a result of this possible recapture, the Partnership could be considered liable for any financial impact on the partners involved.  Management is currently working with the monitoring agency to correct these deficiencies.

Grants:

The Partnership receives federal financial assistance from the U.S. Department of Housing and Urban Development (HUD) under the Drug Elimination and New Approach Anti-Drug Grant Programs.  Expenditures of funds under these programs require compliance with the grant agreements and are subject to audit by HUD. Any disallowed expenditures resulting from such audits become a liability of the Partnership.  In the opinion of the Partnership’s management, disallowed expenditures, if any, will not have a material effect on the financial position of the Partnership.

The Partnership is involved in a dispute with the City of Holyoke, Massachusetts related to water meter readings and sewer use charges at the Property’s 304 Chestnut Street location.  In March 1994, the Holyoke Water Department determined that its meter reader had been incorrectly reading the water meter at this location since December 1989.  As a result, the City has alleged that the Partnership had only been billed for a small portion of the total water consumption and sewer use charges at this location for the period from December, 1989 to March, 1994.  The City billed the Partnership approximately $83,000 for the previously unbilled water and sewer use charges allegedly incurred for this period of time.  The Partnership has contested the City’s actions in this matter. As a consequence, on June 6, 1995, the City placed a lien on the Property for the unpaid water bill, sewer charges and accumulated interest thereon totaling $94,503.  Management is currently attempting to settle this matter with the City.  As of December 31, 2001, the lein totaled $207,415 (including additional interest and penalties), and the city has taken the action to land court and may pursue various remedies, including forclosure on the subject real estate.  Management is currently attempting to settle this matter with the City.  While the exact amount of this settlement is unknown at this time, management believes, based in part upon the opinion of legal counsel, that the range is between $42,785 and $207,415.  A liability in the amount of $42,785 has been accrued in the accompanying financial statements for 2001 and 2000 and it has been included with the accrued expenses-other.  Management plans to meet with representatives of the City and attempt to structure a settlement.  Due to uncertainties of the settlement process, it is reasonably possible that management’s views of the outcome will change in the near term. In September 1999, the Partnership filed lawsuits against Fleet Bank and Regency Savings Bank, related to the mortgage.  The Partnership alleged, among other things, that there are contractual inconsistencies between the mortgage note on the Property and the commitment letter issued by the lender (Fleet Bank and their predecessor) which could have a favorable impact to the Partnership.  During 2001, the Partnership settled the suit with Regency Savings Bank and, as part of that settlement, decided not to pursue the suit against Fleet Bank.

10. INVOLUNTARY CONVERSION:

On February 28, 1999, the Partnership suffered a loss as a result of a fire, which damaged three rental units at the apartment complex.  The loss consisted of both physical property damage and related costs and rent loss caused by an interruption to tenant occupancy while the Property was being restored.

In March, 2000, the Partnership received proceeds from a supplemental claim on this loss in the amount of $14,828.  Additional fire restoration costs $10,153 were incurred in 2000. As a result, a gain of $4,675 has been reflected as nonoperating income in the accompanying 2000 statements of operations.

Hampden Contractors, Inc., an affiliate of the General Partners, has acted as the general contractor for the property restoration. During 2000, the Partnership incurred and paid costs of $10,153 to Hampden Contractors, Inc.  The fire repairs have been completed and a final certificate of occupancy was issued on January 10, 2000.

11. CONCENTRATIONS:

Subsidized multi-family real estate

The Partnership’s operations are concentrated in the multifamily real estate market.  In addition, the Partnership operates in a heavily regulated environment.  The operations of the Partnership are subject to the administrative directives, rules and regulations of federal, state and local regulatory agencies, including, but not limited to, HUD.  Such administrative directives, rules and regulations are subject to change by an act of Congress, or an administrative change mandated by HUD.  Such changes may occur with little notice or inadequate funding to pay for the related costs, including the additional administrative burden, to comply with a change.

Cash, restricted deposits and funded reserves

The partnership maintains certain operating, security deposit, replacement reserve and grant related cash balances in one financial institution located in Massachusetts.  The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000.

The partnership has not experienced any lossos on its accounts, and monitors the credit worthiness of the financial institutions with which it conducts business.  Management believes that the Partnership is not exposed to any significant credit risk with respect to its cash balances/

12. RECONCILIATION TO TAXABLE LOSS:

Reconciliation’s of financial statement net loss to taxable loss of the Partnership for the years ended December 31, 2001 and 2000 are as follows:

	2001	2000
Net loss per financial statement	$(103,633)	$(184,964)

Adjustments:
Excess of tax depreciation over book depreciation	(72,699)	(64,073)

Increase (decrease) in allowance for doubtful accounts	27,061	(12,321)
Rents collected in advance	19,639	(921)
Tax adjustments not reflected in financial statements	—	(11,861)

Taxable loss per tax return	$(129,632)	$(274,140)

SUPPLEMENTAL INFORMATION

RIVERPLACE APARTMENTS LIMITED PARTNERSHIP

SCHEDULES OF ADMINISTRATIVE, UTILITIES, OPERATING AND MAINTENANCE,

TAXES, INSURANCE AND INTEREST EXPENSES

YEARS ENDED DECEMBER 31, 2001 AND 2000

SEE INDEPENDENT AUDITOR’S REPORT

	2001	2000
Administrative expenses:
Advertising and promotion	$319	$299
Office salaries	26,674	19,991
Employee benefits	4,021	6,984
Legal	1,393	11,525
Auditing	8,410	8,165
Telephone	3,796	2,292
Office expense	7,279	5,511
Data processing fees/ bank charges	9,605	12,393
Licenses and Permits	62	269
Miscellaneous	15,894	12,829

Total administrative expenses	$77,453	$80,258

Utilities:
Fuel oil	93,711	91,793
Electricity	18,044	14,401
Water and Sewer	66,585	76,135
Gas	19,066	12,984

Total utilities	$197,406	$195,313

Operating and maintenance expenses:
Maintenance salaries	$28,102	$35,184
Cleaning salaries	28,482	16,835
Trash removal	11,388	6,612
Exterminating	5,395	12,300
Cleaning supplies	1,413	1,298
Snow removal	762	1,003
HVAC Repairs and Maintenance	16,268	14,473
Repairs material	30,059	42,110
Decorating Supplies and Contract	12,810	14,695

Total operating and maintenance expenses	$134,679	$144,510

Taxes
Real estate taxes	$16,000	$15,594
Payroll taxes	8,347	7,205
Total taxes	$24,347	$22,799

Insurance expense
Property and liability	$39,824	$30,696
Workers’ compensation	4,481	3,877
Employee health	9,354	7,201
Total insurance expenses	$53,659	$41,774

Interest expense
Interest on mortgage	$391,520	$399,043
Other interest	738	830
Total interest expense	$392,258	$399,873

16

WASHINGTON MEWS LIMITED PARTNERSHIP

REPORT ON AUDIT OF FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

WASHINGTON MEWS LIMITED PARTNERSHIP

REPORT ON AUDIT OF FINANCIAL STATEMENTS

 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

C O N T E N T S

INDEPENDENT AUDITORS’ REPORT

AUDITED FINANCIAL STATEMENTS:
Balance Sheets
Statements of Operations and Partners’ Equity
Statements of Cash Flows
Notes to Financial Statements

SUPPLEMENTAL INFORMATION -
Schedules of Administrative, Utilities and Maintenance Expenses

INDEPENDENT AUDITORS’ REPORT

To the Partners of

Washington Mews Limited Partnership

We have audited the accompanying balance sheets of Washington Mews Limited Partnership as of December 31, 2001 and 2000, and the related statements of operations and partners’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Washington Mews Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

Topsfield, Massachusetts

March 8, 2002

WASHINGTON MEWS LIMITED PARTNERSHIP

BALANCE SHEETS

DECEMBER 31, 2001 AND 2000

	2001	2000
ASSETS

INVESTMENT IN REAL ESTATE HELD FOR LEASE - AT COST: (Notes 1 and 6)
Land	$55,225	$55,225
Buildings and improvements	1,779,143	1,772,993
Appliances	81,682	68,069
Mortgage costs	9,246	9,246
	1,925,296	1,905,533
Less accumulated depreciation and amortization	914,664	839,916
Total investment in real estate held for lease, net	1,010,632	1,065,617

CURRENT ASSETS:
Cash and cash equivalents (Note 1)	25,527	29,033
Rent receivable, net (Note 1)	—	4,020
Prepaid insurance	3,779	7,755
Total current assets	29,306	40,808

OTHER ASSETS:
Escrow reserve (Note 3)	17,579	5,285
Replacement reserve (Note 4)	37,770	47,163
Operating and debt service reserve (Note 5)	96,877	92,972
Total other assets	152,226	145,420

TOTAL	$1,192,164	$1,251,845

LIABILITIES AND PARTNERS’ EQUITY

LIABILITIES APPLICABLE TO INVESTMENT IN REAL ESTATE: (Note 6)
Current	$31,822	$31,364
Long-term	684,607	716,431
Total liabilities applicable to investment in real estate	716,429	747,795

OTHER LIABILITIES:
Accounts payable and accrued expenses	17,742	17,742
Deposits and prepaid rent	571	571
Due to Boston Housing	—	—
Due to related parties (Note 7)	2,729	30,665
Total other liabilities	21,042	48,978

PARTNERS’ EQUITY (DEFICIT): (Note 8)
General partner	(1,564)	(1,560)
Investor limited partner	456,257	456,632
Total partners’ equity	454,693	455,072

TOTAL	$1,192,164	$1,251,845

The accompanying notes are an integral part of these financial statements.

WASHINGTON MEWS LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS AND PARTNERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000
REVENUES:
Rental income (Note 2)	$277,157	$263,055
Less vacancies and bad debts	9,577	32,371
Net rental income	267,580	230,684
Interest income	5,408	6,550

Total revenues	272,988	237,234

EXPENSES:
Administrative - See supplemental schedule	11,844	13,638
Utilities - See supplemental schedule	24,508	20,995
Maintenance - See supplemental schedule	94,466	53,994
Management fee (Note 7)	27,107	23,395
Real estate taxes	19,711	20,048
Insurance	10,356	8,477
Interest on mortgage	10,627	29,840
Depreciation and amortization	74,748	75,747

Total expenses	273,367	246,134

NET LOSS	(379)	(8,900)

PARTNERS’ EQUITY AT BEGINNING OF YEAR	455,072	463,972

PARTNERS’ EQUITY AT END OF YEAR	$454,693	$455,072

The accompanying notes are an integral part of these financial statements.

WASHINGTON MEWS LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(379)	$(8,900)
Adjustments to reconcile net loss to net cash provided by operating activities -
Depreciation and amortization	74,748	75,747
Cash provided by (used in) changes in:
Rent receivable	4,020	3,272
Other receivables	—	5,000
Prepaid expenses	3,976	—
Accounts payable and accrued expenses	—	4,153
Due to Boston Housing	—	(4,940)
Due to related parties	(27,936)	(10,806)

NET CASH PROVIDED BY OPERATING ACTIVITIES	54,429	63,526

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment in real estate held for lease	(19,763)	(996)
(Payments to) disbursements from replacement reserve	9,393	(14,090)

NET CASH USED IN INVESTING ACTIVITIES	(10,370)	(15,086)

CASH FLOWS FROM FINANCING ACTIVITIES:
Withdrawals from (payments to) escrow reserve	(12,294)	37,845
Payments to operating and debt service reserve	(3,905)	(4,534)
Payments on long-term debt	(31,366)	(70,917)

NET CASH USED IN FINANCING ACTIVITIES	(47,565)	(37,606)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,506)	10,834

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	29,033	18,199

CASH AND CASH EQUIVALENTS AT END OF YEAR	$25,527	$29,033

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the years for -
Interest	$10,627	$29,840

The accompanying notes are an integral part of these financial statements.

WASHINGTON MEWS LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 1 - BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)           Business Activity

Washington Mews Limited Partnership was organized under the laws of the Commonwealth of Massachusetts on July 6, 1988, for the purpose of acquiring, rehabilitating and operating a 20 unit low income residential apartment project located at the corner of Washington and Torrey Streets in Dorchester, Massachusetts.

(b)           Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

(c)           Basis of Accounting

The financial statements of the Partnership have been prepared on the accrual basis of accounting.

(d)           Investment in Real Estate Held for Lease

Land, buildings, improvements and appliances are recorded at cost.  Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method for buildings and improvements and the double-declining balance method for appliances.  The estimated useful lives used in the computation of depreciation are as follows:

Years
Assets
Buildings and improvements	27.5
Appliances	7

Improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred.  Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation.  The resulting gains and losses are credited to or charged against income.

Depreciation charged for the years ended December 31, 2001 and 2000 was $73,823 and $74,822, respectively.

Mortgage costs are amortized over a period of 10 years.  Amortization charged was $925 for the years ended December 31, 2001 and 2000.

(e)           Cash and Cash Equivalents

For the purpose of the Statements of Cash Flows, the Partnership considers all highly liquid investments purchased with a maturity of three months of less to be cash equivalents.

(f)            Rent Receivable

The Partnership utilizes the reserve method for providing for losses on rent receivable.  As of December 31, 2001 there were no accounts deemed uncollectible.

(g)           Income Taxes

No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

NOTE 2 - RENTAL INCOME

Rental income is stated at the gross potential rent before any adjustments for vacancies or bad debts.  All leases between the Partnership and the tenants of the property are operating leases.

NOTE 3 - ESCROW RESERVE

The escrow reserve is an account established pursuant to the refinancing agreement of the reconstructed promissory note.  The reserve is only to be utilized for expenses directly related to the continuous operation of the building.  These expenses include water and sewer, insurance and real property taxes.  The required balance is established by the lender’s estimates necessary for the above mentioned expenses.

NOTE 4 - REPLACEMENT RESERVE

The replacement reserve account is an account established pursuant to the refinancing agreement of the reconstructed promissory note.  The reserve is only to be utilized for expenses incurred for capital improvements or replacements made to the mortgaged property in order to keep the property in good order and repair.  During the year ended December 31, 2001 the partnership did not utilize funds for capital improvements.

The Partnership is required to make monthly payments to the reserve of $1,006 for the year ended December 31, 2001.  The payments shall increase 5% annually during the term of the loan.  As of December 31, 2001, the Partnership has a reserve balance of $37,770 in the replacement reserve.

NOTE 5 - OPERATING AND DEBT SERVICE RESERVE

The operating and debt service reserve is an account established pursuant to the refinancing agreement of the reconstructed promissory note.  The reserve is only to be utilized for the direct payment of, or reimbursement for the payment of, operating and debt services expenses.  Such expenses, as defined by the loan agreement, shall mean periodic expenditures necessary to operate and maintain the Project, to continue the production of income from all operations of the Project and to pay debt service on the Project.

The Partnership was required to have deposited $82,995 to the operating and debt service reserve as of December 31, 2001.  There were no payments to the fund during the years ended December 31, 2001 and 2000.  As of December 31, 2001 the Partnership has a reserve balance of $96,877.

NOTE 6 - LIABILITIES APPLICABLE TO INVESTMENT IN REAL ESTATE

	2001	2000
Reconstructed promissory note, 9.9% actual and 1.447% effective rate, collateralized by deeds of trust and the apartment project, requires monthly principal and interest payments of $3,498, matures December 31, 2014.	$716,429	$747,795

	716,429	747,795
Less current maturities	31,822	31,364

Total long-term debt	$684,607	$716,431

Under the terms of the reconstructed promissory note, the Partnership is required to maintain certain deposits with a trustee.  Such deposits are included with assets whose use is limited in the financial statements.

Principal payments on the Partnership’s obligations with terms in excess of one year matures as follows:

Year ending December 31,	2002	$31,824
	2003	32,288
	2004	32,758
	2005	33,235
	2006	33,719
	Thereafter	552,605

NOTE 7 - TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

(a)           Management Fee

In accordance with the management agreement, KVC, Inc. charges the Partnership a management fee for services rendered in connection with the leasing and operation of the project based on 10% of gross collections.  Management fees amounted to $27,107 and $23,395 for the years ended December 31, 2001 and 2000, respectively.  As of December 31, 2001 and 2000, the management fee payable was $729 and $4,665, respectively.

(b)           Annual Investor Service Fee

Boston Capital Communications, Inc., an investor limited partner which holds a 99% interest in the Partnership, charges the Partnership an annual reporting fee of $2,000.  As of December 31, 2001 and 2000, investor service fees payable were $2,000 and $26,000, respectively.

NOTE 8 - PARTNERSHIP PROFITS, LOSSES AND DISTRIBUTIONS

All profits and losses were allocated 1% to the general partner and 99% to the investor limited partner.

The provisions for making distributions of cash flow and distributions of other than cash flow are specified in the Partnership agreement.

NOTE 9 - TAXABLE LOSS

A reconciliation of financial statement net loss to taxable loss of the partnership for the years ended December 31, 2001 and 2000 is as follows:

	2001	2000

Financial statement net loss	$(379)	$(8,900)
Adjustments:
Interest income	(40)	—
Rental income	4,020	(4,020)
Management fee	2,175	—
Reporting fee	2,000	—
Interest from debt restructuring	(27,335)	(27,264)

Taxable loss as shown on tax return	$(19,559)	$(40,184)

WASHINGTON MEWS LIMITED PARTNERSHIP

SCHEDULES OF ADMINISTRATIVE, UTILITIES AND
MAINTENANCE EXPENSES

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000
Administrative:
Audit and accounting	$7,750	$7,500
Reporting fees	2,000	2,000
Legal fees	—	2,043
Licenses and permits	730	150
Miscellaneous	1,301	1,905
Bank charges	63	40

Total administrative	$11,844	$13,638

Utilities:
Gas	$7,519	$5,786
Water and sewer	11,686	11,974
Electricity	5,303	3,235

Total utilities	$24,508	$20,995

Maintenance:
Repairs	$35,367	$23,325
Building supplies	19,295	3,379
Extermination	—	5,283
Security		—
Lock and key	4,808	853
Apartment preparation	34,996	21,154

Total maintenance	$94,466	$53,994

Independent Auditors’ Report

To the Partners of

Bowdoinham Associates

(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Bowdoinham Associates (a Maine Limited Partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bowdoinham Associates as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 28, 2002, on our consideration of the Partnership’s internal controls and a report dated February 28, 2002, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

February 28, 2002

Carmel, Indiana

To the Partners

Brookhollow Manor, Ltd.

We have audited the accompanying balance sheet of Brookhollow Manor, Ltd. as of December 31,2001 and 2000, and the related statements of operations, partners’ equity (deficit), and cash flow for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with accounting principles generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying financial statements referred to above present fairly, in all material respects, the financial position of Brookhollow Manor, Ltd. as of December 31, 2001 and 2000, and the results of its operation and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our reports dated March 18, 2002, on our consideration of Brookhollow Manor, Ltd.’s internal control and on its compliance with laws and regulations.

Marshall, Shafer & Spalding, P.C,

Houston, Texas

To the Partners

Carthage Court Housing Company

We have audited the accompanying balance sheets of Carthage Court Housing Company as of December 31, 2001 and 2000, and the related statements of operations, partners’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditinq Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carthage Court Housing Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditinq Standards, we have also issued reports dated January 30, 2002, on our consideration of the Carthage Court Housing Company’s internal control structure and its compliance with laws and regulations.

January 30, 2002

Albany, New York

To the Partners of

Deer Crossing Associates

(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Deer Crossing Associates (a Maine Limited Partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deer Crossing Associates as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 28, 2002, on our consideration of the Partnership’s internal controls and a report dated February 28, 2002, on its compliance with laws and regulations.

As described in Note 8, the balance sheet at December 31, 2000 has been restated to reflect changes in property and equipment and operating cash.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

February 28, 2002

Carmel, Indiana

To the Partners,

Lovington Housing Associates Limited Partnership

d.b.a. Southview Place Apartments

We have audited the accompanying balance sheets of Lovington Housing Associates Limited Partnership as of December 31, 2001 and 2000, and the related statements of operations, partners’ equity, and cash flow for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lovington Housing Associates Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flow for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated February 4, 2002, on our consideration of Lovington Housing Associates Limited Partnership’s internal control structure and a report dated February 4, 2002, on its compliance with laws and regulations.

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

February 4, 2002

Big Spring, Texas

To the Partners

Malone Housing Redevelopment Company

We have audited the accompanying balance sheets of Malone Housing Redevelopment Company as of December 31, 2001 and 2000, and the related statements of operations, partners’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Malone Housing Redevelopment Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditinq Standards, we have also issued reports dated January 30, 2002, on our consideration of Malone Housing Redevelopment Company’s internal control structure and its compliance with laws and regulations.

January 30, 2002

Albany, New York

To the Partners of

Maple Tree Associates

(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Maple Tree Associates (a Maine Limited Partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maple Tree Associates as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 28, 2002, on our consideration of the Partnership’s internal controls and a report dated February 28, 2002, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

February 28, 2002

Carmel, Indiana

To the Partners of

Perramond Associates

(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Perramond Associates (a Maine Limited Partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perramond Associates as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 28, 2002, on our consideration of the Partnership’s internal controls and a report dated February 28, 2002, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

February 28, 2002

Carmel, Indiana

To the Partners

Pine Knoll Development Company

D/B/A/Pine Knoll Manor

Dunn, North Carolina

We have audited the accompanying balance sheets of Pine Knoll Development Company (a North Carolina limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pine Knoll Development Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 24, 2002, on our consideration of the Partnership’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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

January 24, 2002

To the Partners of

Sara Pepper Associates

(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Sara Pepper Associates (a Maine Limited Partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sara Pepper Associates as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 28, 2002, on our consideration of the Partnership’s internal controls and a report dated February 28, 2002, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

February 28, 2002

To the Partners

Shelbyville FH, Ltd.

We have audited the accompanying balance sheets of Shelbyville FH, Ltd. (a Tennessee limited partnership), RHS Project No.: 48 002-621246065, as of December 31, 2001 and 2000, and the related statements of operations, partners’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shelbyville FH, Ltd. as of December 31, 2001 and 2000, and the results of its operations, the changes in partners’ equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated March 15, 2002 on our consideration of Shelbyville FH, Ltd.’s internal control over financial reporting and our test of its compliance with certain provisions of laws, regulations, contracts and grants. This report is an integral part of this audit and should be read in conjunction with this report.

March 15, 2002

To the Partners of

Silver Pines Associates

(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Silver Pines Associates (a Maine Limited Partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Pines Associates as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 28, 2002, on our consideration of the Partnership’s internal controls and a report dated February 28, 2002, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

February 28, 2002

Carmel, Indiana

To the Partners

Suncrest, Ltd.

We have audited the accompanying balance sheets of Suncrest, Ltd. (a Tennessee limited partnership), RRS Project No.: 48015 621251107, as of December 31, 2001 and 2000, and the related statements of operations, partners’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Suncrest, Ltd. as of December 31, 2001 and 2000, and the results of its operations, the changes in partners’ equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated March 15, 2992 on our consideration of Suncrest, Ltd.’s internal control over financial reporting and our test of its compliance with certain provisions of laws, regulations, contracts and grants. This report is an integral part of this audit and should be read in conjunction with this report.

March 15, 2002

To the Partners

Warren Properties, Ltd.

We have audited the accompanying balance sheets of Warren Properties, Ltd. (a Tennessee limited partnership), RHS Project No.: 48 089 621237357, as of December 31, 2001 and 2000, and the related statements of operations, partners’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warren Properties, Ltd. as of December 31, 2001 and 2000, and the results of its operations, the changes in partners’ equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated March 15, 2002 on our consideration of Warren Properties, Ltd.’s internal control over financial reporting and our test of its compliance with certain provisions of laws, regulations, contracts and grants. This report is an integral part of this audit and should be read in conjunction with this report.

March 15, 2002

To the Partners of

Washington Mews Limited Partnership

We have audited the accompanying balance sheets of Washington Mews Limited Partnership as of December 31, 2001 and 2000, and the related statements of operations and partners’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Topsfield, Massachusetts

March 8, 2002

To the Partners of

Wilder Associates

(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Wilder Associates (a Maine Limited Partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilder Associates as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 28, 2002, on our consideration of the Partnership’s internal controls and a report dated February 28, 2002, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

February 28, 2002

Carmel, Indiana

To the Partners of

Bowdoinham Associates

(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Bowdoinham Associates (a Maine Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In accordance with Government Auditing Standards, we have also issued a report dated March 9, 2001, on our consideration of the Partnership’s internal controls and a report dated March 9, 2001, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements, such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

To the Partners

Brookhollow Manor, Ltd.

We have audited, the accompanying balance sheet of Brookhollow Manor, Ltd. as of December 31, 2000 and 1999, and the related statements of operations, partners’ equity (deficit), and cash flow for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying financial statements referred to above present fairly, in all material respects,  the financial position of Brookhollow Manor, Ltd.’s as of December 31, 2000 and 1999, and the results of its operation and its cash flows for the years then ended, in conformity with generally-accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated March 8, 2001, on our consideration of Brookhollow Manor, Ltd.’s internal control and on its compliance with laws and regulations.

To the Partners

Carthage Court Housing Company

We have audited the accompanying balance sheets of Carthage Court Housing Company as of December 31, 2000 and 1999, and the related statements of operations, partners’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In accordance with Government Auditing Standards, we have also issued reports dated January 30, 2001, on our consideration of the Carthage Court Housing Company’s internal control structure and its compliance with laws and regulations.

January 30, 2001

Albany, New York

To the Partners of

Deer Crossing Associates

(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Deer Crossing Associates (a Maine Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deer Crossing Associates as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 9, 2001, on our consideration of the Partnership’s internal controls and a report dated March 9, 2001, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

The Partners

Fredericktown Associates II, L.P.

Fredericktown, Missouri

We have audited the accompanying balance sheets of Fredericktown Associates II, L.P. (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners’ capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all the material respects, the financial position of Fredericktown Associates II, L.P.  as of December 31, 2000 and 1999, and the results of its operations, changes in partners’ capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

To the Partners

Liberty Center, Ltd.

We have audited the accompanying balance sheets of Liberty Center, Ltd. as of December 31, 2000 and 1999, and the related statements of operations, partners’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

To the Partners

Lovington Housing Associates Limited Partnership

d.b.a. Southview Place Apartments

We have audited the accompanying balance sheets of Lovington Housing Associates Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated February 6, 2001, on our consideration of Lovington Housing Associates Limited Partnership’s internal control structure and a report dated February 6, 2001, on its compliance with laws and regulations.

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

To the Partners

Malone Housing Redevelopment Company

We have audited the accompanying balance sheets of Malone Housing Redevelopment Company as of December 31, 2000 and 1999, and the related statements of operations, partners’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In accordance with Government Auditing Standards, we have also issued reports dated January 30, 2001, on our consideration of Malone Housing Redevelopment Company’s internal control structure and its compliance with laws and regulations.

To the Partners of

Maple Tree Associates

(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Maple Tree Associates (a Maine Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In accordance with Government Auditing Standards, we have also issued a report dated March 9, 2001, on our consideration of the Partnership’s internal controls and a report dated March 9, 2001, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

To the Partners of

Perramond Associates

(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Perramond Associates (a Maine Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In accordance with Government Auditing Standards, we have also issued a report dated March 9, 2001, on our consideration of the Partnership’s internal controls and a report dated March 9, 2001, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

To the Partners

Pine Knoll Development Company

D/B/A/Pine Knoll Manor

Dunn, North Carolina

We have audited the accompanying balance sheets of Pine Knoll Development Company (a North Carolina limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In accordance with Government Auditing Standards, we have also issued our report dated January 26, 2001, on our consideration of the Partnership’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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

To the Partners of

Sara Pepper Associates

(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Sara Pepper Associates (a Maine Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In accordance with Government Auditing Standards, we have also issued a report dated March 9, 2001, on our consideration of the Partnership’s internal controls and a report dated March 9, 2001, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

To the Partners

Shelbyville FH, Ltd.

We have audited the accompanying balance sheets of Shelbyville FH, Ltd. (a Tennessee limited partnership), RHS Project No.: 48 002 621246065, as of December 31, 2000 and 1999, and the related statements of operations, partners’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shelbyville FH, Ltd. as of December 31, 2000 and 1999, and the results of its operations, the changes in partners’ equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated March 17, 2001 on our consideration of Shelbyville FH, Ltd.’s internal control over financial reporting and our test of its compliance with certain provisions of laws, regulations, contracts and grants. This report is an integral part of this audit and should be read in conjunction with this report.

To the Partners of

Silver Pines Associates

(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Silver Pines Associates (a Maine Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In accordance with Government Auditing Standards, we have also issued a report dated March 9, 2001, on our consideration of the Partnership’s internal controls and a report dated March 9, 2001, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

To the Partners

Suncrest, Ltd.

We have audited the accompanying balance sheets of Suncrest, Ltd. (a Tennessee limited partnership), RHS Project No.: 48 015 621251107, as of December 31, 2000 and 1999, and the related statements of operations, partners’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Suncrest, Ltd. as of December 31, 2000 and 1999, and the results of its operations, the changes in partners’ equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated March 17, 2001 on our consideration of Suncrest, Ltd.’s internal control over financial reporting and our test of its compliance with certain provisions of laws, regulations, contracts and grants. This report is an integral part of this audit and should be read in conjunction with this report.

To the Partners

Warren Properties, Ltd.

We have audited the accompanying balance sheets of Warren Properties, Ltd. (a Tennessee limited partnership), RHS Project No.: 48 089 621237357, as of December 31, 2000 and 1999, and the related statements of operations, partners’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warren Properties, Ltd. as of December 31, 2000 and 1999, and the results of its operations, the changes in partners’ equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated March 17, 2001 on our consideration of Warren Properties, Ltd.’s internal control over financial reporting and our test of its compliance with certain provisions of laws, regulations, contracts and grants. This report is an integral part of this audit and should be read in conjunction with this report.

To the Partners of

Wilder Associates

(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Wilder Associates (a Maine Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilder Associates as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 9, 2001, on our consideration of the Partnership’s internal controls and a report dated March 9, 2001, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

To the Partners of

Washington Mews Limited Partnership

We have audited the accompanying balance sheets of Washington Mews Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations and partners’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bowdoinham Associates as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles

In accordance with Government Auditing Standards, we have also issued a report dated March 2, 2000, on our consideration of the Partnership’s internal controls and a report dated March 2, 2000, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

To the Partners

Brookhollow Manor, Ltd.

We have audited the accompanying balance sheet of Brookhollow Manor, Ltd. as of December 31, 1999 and 1998, and the related statements of operations, partners’ equity (deficit), and cash flow for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In accordance with Government Auditing Standards, we have also issued our reports dated March 9, 2000, on our consideration of Brookhollow Manor, Ltd.’s internal control and on its compliance with laws and regulations.

To the Partners

Carthage Court Housing Company

We have audited the accompanying balance sheets of Carthage Court Housing Company as of December 31, 1999 and 1998, and the related statements of operations, partners’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In accordance with Government Auditing Standards, we have also issued reports dated February 1, 2000, on our consideration of the Carthage Court Housing Company’s internal control structure and its compliance with laws and regulations.

To the Partners of

Deer Crossing Associates

(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Deer Crossing Associates (a Maine Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations1 changes in partners’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In accordance with Government Auditing Standards, we have also issued a report dated March 2, 2000, on our consideration of the Partnership’s internal controls and a report dated March 2, 2000, on its compliance with laws and regulations

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

The Partners

Fredericktown Associates II, L.P.

Fredericktown, Missouri

We have audited the accompanying balance sheets of Fredericktown Associates 11, L.P. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners’ capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fredericktown Associates II, L.P. as of December 31, 1999 and 1998, and the results of its operations, changes in partners’ capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

To the Partners of

Harbor Hill Associates

(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Harbor Hill Associates (a Maine Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbor Hill Associates as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 2, 2000, on our consideration of the Partnership’s internal controls and a report dated March 2, 2000, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

To the Partners

Liberty Center, Ltd.

We have audited the accompanying balance sheets of Liberty Center, Ltd. as of December 31, 1999 and 1998, and the related statements of operations, partners’ equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

To the Partners

Lovington Housing Associates Limited Partnership

d.b.a. Southview Place Apartments

We have audited the accompanying balance sheets of Lovington Housing Associates Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated January 31, 2000, on our consideration of Lovington Housing Associates Limited Partnership’s internal control structure and a report dated January 31, 2000, on its compliance with laws and regulations.

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

To the Partners

Malone Housing Redevelopment Company

We have audited the accompanying balance sheets of Malone Housing Redevelopment Company as of December 31, 1999 and 1998, and the related statements of operations, partners’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In accordance with Government Auditing Standards, we have also issued reports dated February 1, 2000, on our consideration of Malone Housing Redevelopment Company’s internal control structure and its compliance with laws and regulations.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maple Tree Associates as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles

In accordance with Government Auditing Standards, we have also issued a report dated March 2, 2000, on our consideration of the Partnership’s internal controls and a report dated March 2, 2000, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

To the Partners of

Perramond Associates

(A Maine Limited Partnership)

We have audited the accompanying balance sheet of Perramond Associates (a Maine Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perramond Associates as of December 31, 1999 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles

In accordance with Government Auditing Standards, we have also issued a report dated March 2, 2000, on our consideration of the Partnership’s internal controls and a report dated March 2, 2000, on its compliance with laws and regulations

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

To the Partners of

Sara Pepper Associates

(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Sara Pepper Associates (a Maine Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sara Pepper Associates as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 2, 2000, on our consideration of the Partnership’s internal controls and a report dated March 2, 2000, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

To the Partners

Shelbyville FH, Ltd.

We have audited the accompanying balance sheets of Shelbyville FH, Ltd. (a Tennessee limited partnership), RHS Project No.: 48 002 621246065, as of December 31, 1999 and 1998, and the related statements of operations, partners’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shelbyville FH, Ltd. as of December 31, 1999 and 1998, and the results of its operations, the changes in partners’ equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report on our consideration of the entity’s internal control and a report on compliance with laws and regulations applicable to the financial statements.

To the Partners of

Silver Pines Associates

(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Silver Pines Associates (a Maine Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Pines Associates as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles

In accordance with Government Auditing Standards, we have also issued a report dated March 2, 2000, on our consideration of the Partnership’s internal controls and a report dated March 2, 2000, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

To the Partners

Suncrest, Ltd.

We have audited the accompanying balance sheets of Suncrest, Ltd. (a Tennessee Limited partnership) RHS Project No.: 48 015 621251107, as of December 31 1999 and 1998 and the related statements of operations, partners’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Suncrest. Ltd. as of December 31, 1999 and 1998, and the results of its operations, the changes in partners’ equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report on our consideration of the entity’s internal control and a report on compliance with laws and regulations applicable to the financial statements.

To the Partners

Warren Properties, Ltd.

We have audited the accompanying balance sheets of Warren Properties, Ltd. (a Tennessee limited partnership), RHS Project No 48 089 621237357, as of December 31. 1999 and 1998, and the related statements of operations1 partners’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warren Properties. Ltd. as of December 31, 1999 and 1998, and the results of its operations, the changes in partners’ equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report on our consideration of the entity’s internal control and a report on compliance with laws and regulations applicable to the financial statements.

To the Partners of

Washington Mews Limited Partnership

We have audited the accompanying balance sheets of Washington Mews Limited Partnership as of December 31,1999 and 1998, and the related statements of operations and partners’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Washington Mews Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

To the Partners of

Wilder Associates

(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Wilder Associates (a Maine Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In accordance with Government Auditing Standards, we have also issued a report dated March 2, 2000, on our consideration of the Partnership’s internal controls and a report dated March 2, 2000, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.