Form 10-Q
period 2002-12-31
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 2003-02-19
CIK 815024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2002

or

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
FOR THE QUARTER ENDED DECEMBER 31, 2002

TABLE OF CONTENTS

FOR THE QUARTER ENDED December 31, 2002

Balance_Sheets *

Statements_of_Operations 4

Changes_in_Partners_Capital 5

Statements_of_Cash_Flows 6

Notes_to_Financial_Statements 7

Note A Organization 7

Note B Accounting and Financial Reporting Policies 7

Note C Related Party Transactions 8

Note D Investments in Opertating Partnerships 8

Combined_Statements_of_Operations 9

NOTE_E_TAXABLE_LOSS

Liquidity 10

Capital_Resources 11

Results_of_Operations 12

Part_II_Other_Information 14

Signatures 15

American Affordable Housing II Limited Partnership

BALANCE SHEETS

	December 31, 2002 (Unaudited)	March 31, 2002 (Audited)

ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)	$ 1,446,854	$1,587,610

Cash and cash equivalents	3,786	35,131
Other assets	17,849	12,849

	$ 1,468,489	$ 1,635,590

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES

Accounts payable affiliates	6,155,878	5,822,426

	6,155,878	5,822,426

PARTNERS' DEFICIT

Limited Partners
Units of limited partnership interest, $1,000 stated value per unit; issued and outstanding, 26,501 units (Note A)	(4,410,609)	(3,915,062)
General Partners	(276,780)	(271,774)

	(4,687,389)	(4,186,836)

	$ 1,468,489	$ 1,635,590

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2002	2001

Income
Interest income	$ 2	$ 114
Other income	-	-
	2	114

Share of income (loss) from Operating Partnerships (Note D)	(35,252)	1,974

Expenses
Professional fees	3,351	5,626
General and administrative expenses	5,336	6,726
Asset management fees (Note C)	110,466	108,466
	119,153	120,818

NET LOSS	$(154,403)	$(118,730)

Net loss allocated to general partners	$ (1,544)	$ (1,187)

Net loss allocated limited partners	$(152,859)	$(117,543)

Net loss per unit of limited partnership interest	$ (6)	$ (4)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2002	2001

Income
Interest income	$ 99	$ 647
Other income	4,028	2,627
	4,127	3,274

Share of income (loss) from Operating Partnerships (Note D)	(140,755)	(25,767)

Expenses
Professional fees	31,988	30,420
General and administrative expenses	11,089	16,335
Asset management fees (Note C)	320,848	285,725
	363,925	332,480

NET LOSS	$(500,553)	$(354,973)

Net loss allocated to general partners	$ (5,006)	$ (3,550)

Net loss allocated limited partners	$(495,547)	$(351,423)

Net loss per unit of limited partnership interest	$ (19)	$ (13)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total

Partners' Deficit April 1, 2002	$ (3,915,062)	$(271,774)	$(4,186,836)

Net loss	(495,547)	(5,006)	(500,553)

Partners' Deficit December 31, 2002	$ (4,410,609)	$(276,780)	$(4,687,389)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2002	2001
Cash flows from operating activities:

Net Loss	$ (500,553)	$ (354,973)
Adjustments:
Distributions from Operating Partnerships	-	1,281
Share of Loss from Operating Partnerships	140,755	25,767
Changes in assets and liabilities:
Decrease (Increase) in other assets	(5,000)	(1,115)
Increase in accounts payable and accrued expenses	333,453	332,878

Net cash provided by (used in) operating activities	(31,345)	3,838

INCREASE (DECREASE) IN CASH	(31,345)	3,838

Cash and cash equivalents, beginning	35,131	34,369

Cash and cash equivalents, ending	$ 3,786	$ 38,207

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2002
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

Pursuant to the Securities Act of 1933, the Partnership filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective December 21, 1987, which covered the offering (the "Public Offering") of the Partnership's units of limited partner interest, as well as the units of limited partner interest offered by American Affordable Housing I, III, IV, and V Limited Partnerships (together with the Partnership, the
"Partnerships"). The Partnerships registered 50,000 units of limited partner interest at $1,000 each unit for sale to the public. The Partnership sold 26,501 units of limited partner interest, representing $26,501,000 of capital contributions.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2002 and for the three and nine months then ended have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements are read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report Statement on Form 10-K.

The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the fiscal year ending March 31, 2003.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2002

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

An annual asset management fee based on 0.5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued as payable to Boston Capital Asset Management Limited Partnership. The annual asset management fee accrued for the quarters ended December 31, 2002 and 2001 was $110,465. Total asset management fees accrued as of December 31, 2002 were $5,911,431.

During the quarters ended December 31, 2002 and 2001 affiliates of the General Partner advanced $5,000 and $5,000, respectively, to the Partnership to pay operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. Total advances for such costs at December 31, 2002 were $220,128. These and any additional advances will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

The Partnership also accrued certain affiliate administrative expenses including but not limited to travel, printing, salaries, postage, and overhead allocations. The amounts accrued during the quarters ended December 31, 2002 and 2001 were $454 and $1,181, respectively. Total accruals at December 31, 2002 were $24,318.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2002 and 2001, the Partnership had limited partnership equity interests in forty-nine Operating Partnerships, each of which owned an apartment complex.

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments upon each Operating Partnership achieving specified levels of construction and/or operations. At December 31, 2002 and 2001, all such capital contributions had been paid to the Operating Partnerships.

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2002.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2002
(Unaudited)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

The unaudited combined statements of operations of the Operating

Partnerships for the nine months ended September 30, 2002 and 2001 are as follows:

	2002	2001

Revenues
Rental income	$ 7,770,044	$ 7,277,244
Interest and other	405,833	312,405

	8,175,877	7,589,649

Expenses
Interest expense	2,405,547	2,370,124
Depreciation and amortization	1,985,699	2,019,316
Operating expenses	5,462,626	5,291,686
	9,853,872	9,681,126

NET LOSS	$ (1,677,995)	$ (2,091,478)

Net loss allocation to American Affordable Housing II Limited Partnership	$ (140,756)	$ (25,767)

Net loss allocated to other partners	$ (1,408)	$ (20,910)

Net loss suspended	$ (1,535,831)	$ (2,044,801)

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

December 31, 2002

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

The Partnership is currently accruing the annual asset management fee. Asset management fees accrued during the quarter ended December 31, 2002 were $110,465 and total asset management fees accrued as of December 31, 2002 were $5,911,431. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

The Partnership has recognized other income as of December 31, 2002 in the amount of $4,028. This amount represents distributions from Operating Partnerships, which the Partnership normally would record as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership has recorded $6,155,878 as payable to affiliates. This represents advances to pay certain third party operating expenses of the Partnership, advances and/or loans to Operating Partnerships, accrued partnership management fees, and accrued overhead allocations. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or the proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.

Cash flow and reporting fees will be added to the Partnership's working capital and will be available to meet future third party obligations of the Partnership. The Partnership is currently pursuing, and will continue to aggressively pursue, available cash flow and reporting fees and anticipates that the amount collected will be sufficient to cover future third party operating expenses.

Capital Resources

The Partnership received $26,501,000 in subscriptions for Units (at $1,000 per Unit) during the period February 2, 1988 to December 21, 1988 pursuant to the Public Offering, resulting in net proceeds available for investment in
Operating Partnerships (after payment of acquisition fees and expenses and funding of a reserve) of $18,550,700. The Partnership had committed to investments requiring cash payments of $18,613,764, all of which had been paid at December 31, 2002. As of December 31, 2002 the Partnership held working capital of $3,786.

Results of Operations

As of December 31, 2002 and 2001 the Partnership held limited partnership interests in 49 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

As of December 31, 2002 and 2001 the Qualified Occupancy of the Operating Partnership's was 100% and 99.9%, respectively. The Partnership had a total of 49 properties at December 31, 2002, all of which were at 100% Qualified Occupancy.

The Partnership had invested in a total of 49 Operating Partnerships as of December 31, 2002 and 2001. During the quarters ended December 31, 2002 and 2001, the Partnership $0 and $2,000, respectively, of reporting fees from the Operating Partnerships.

The Partnership incurred an annual asset management fee to Boston Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual asset management fee incurred, net of reporting fees received, during the quarters ended December 31, 2002 and 2001 was $110,466 and $108,466, respectively.

Historically, the financial statements of Rouse Stokes Rowe Housing Associates, L.P. (Stokes Rowe Apartments) have been prepared assuming that the Operating Partnership would continue as a going concern. In the past the property has always experienced high occupancy but has never been able to support operations due to excessive operating expenses. During the fourth quarter of 2002 average occupancy decreased to 75% and both of the Operating Partnership's mortgages remain in technical default for non-payment. The first permanent loan is payable to the stockholder of Southwark Realty, an affiliate of the Operating General Partner. The General Partner continues to show support for this property and the operations therein and continues to fund operating deficits. It was noted in a site visit in 2001 that the property had a number of tenant files that were not in compliance due to improper documentation. In addition, the State Agency issued 8823's for failing to file the required Annual Owner's Certifications. The Management Agent was recently replaced due to a perceived lack of progress on bringing the tenant files into compliance, as well as the declining occupancy. The Investment General Partner has commenced negotiations to sell the Operating Partnership interest to the Operating General Partner.

The management company's marketing at Lovington Housing Associates, L.P. (Southview Place Apartments) was very successful in increasing and maintaining high occupancy. The average occupancy for 2002 was 95%, which is significantly higher then the average occupancy for 2001 of 74%. The management company's aggressive marketing continues to benefit the property and a waiting list is being accumulated to offset any future vacancies. Though the property did not break even in 2001, operations are projected to breakeven in the year 2002. The increased cash flow will be used to pay down accounts payable and address deferred maintenance. The property's mortgage, taxes and insurance payments are current.

East Ridge Associates Limited Partnership (East Ridge Estate) received a copy of a Notice of Acceleration and Demand for Payment, filed by the United States Department of Agriculture (USDA), in May 1999. The General Partner of the Operating Partnership filed an appeal with the National Appeals in November 1999 and the decision to accelerate the mortgage was upheld by the USDA National Appeals Division on January 31, 2000. The General Partner applied for but was denied a workout plan. The Partnership's operations have improved but continue to suffer from ongoing operating deficits, a delinquent mortgage, and under funded reserves. Additionally, the physical condition of the property has suffered due to deferred maintenance at the property. Though the unit interiors are in excellent condition and the common areas are in fair condition, the exterior of the building is in poor condition and requires capital improvements. The exterior of the building was stained and was completed October 31st. Maine State Housing and RD/USDA have allowed the property to admit non-elderly tenants that are income qualified due to a change in the demographics of the marketplace of the Southwest Harbor. Occupancy averaged 92% as of December 2002, as a result of Maine State Housing and RD/USDA issuing waivers to East Ridge on a case-by-case basis.

The liquidity of the Harbor Hill Associates Limited Partnership (Harbor Hill Estates) has been adversely affected by recurring losses from operations. The operating deficits have prevented the Operating Partnership from meeting obligations as they become due and from making required deposits to the replacement reserve account. The Operating Partnership continues to suffer from ongoing operating deficits and under funded reserves. The Partnership received a service letter (mortgage default notice) from United States Department of Agriculture/Rural Development (USDA/RD) on January 3, 2001. A workout plan to address these issues was approved by USRD in December, 2001. The general partner has requested that future advances per the workout plan to the partnership be interest bearing. The unit interiors are well maintained and the common areas are in fair condition, the exterior of the building is in poor condition and requires capital improvements. In addition the landscaping needs attention. The workout plan appears to be helping with the turn around of the property. USDA/RD has allowed the property to admit non-elderly tenants that are income qualified due to a change in the demographics of the marketplace of Bar Harbor, ME. Fourth quarter 2002 average occupancy is 96%. The improvement in occupancy from 2001 is a result of USDA/RD and Maine State Housing issuing waivers to Harbor Hill on a case-by-case basis. The increase in the occupancy will improve the financial viability of the property.

Kingsley Park Apartments is a 312-unit project located in Essex, Maryland. The 15 year tax credit compliance period expired at year-end 2002. The property has operated significantly below break-even in 2002, due to extremely high utility bills that resulted from an inefficient and obsolete boiler system. During 2002 revenue decreased due to a large number of vacancies resulting from crime problems on-site. Management has hired a new site manager that has been working closely with the Baltimore Housing Authority. The tenant screening process was improved and problem tenants were evicted. In addition, the Baltimore Police increased patrolling of the property, which has also reduced crime. Occupancy is currently 92% and nine new tenants are scheduled for February 1, 2002, which will increase occupancy to 95%. The general partner is currently developing a proposal for tax credit resyndication that will allow for the rehabilitation of the units and the replacement of the boiler system. The general partner continues to fund operating deficits. The mortgage, taxes, and property insurance are current.

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

American Affordable Housing II
Limited Partnership

	By:	Boston Capital Associates Limited
Partnership, General Partner

		By:	BCA Associates Limited Partnership,
General Partner

		By:	C&M Management Inc.,
General Partner

Date: February 19 , 2003		By:	/s/ John P. Manning
John P. Manning