Form 10-K
period 2003-03-31
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 2003-07-11
CIK 815024

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

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

Registrants telephone number, including area code (617) 624-8900

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

DOCUMENTS INCORPORATED BY REFERENCE

The following documents of the Registrant are incorporated by reference:

Form 10-K Parts	Documents

Parts III and IV	Prospectus of the registrant dated September 22, 1988, as supplemented

AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP

(a Massachusetts limited partnership)

FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED

March 31,2003

TABLE OF CONTENTS

PART I

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

The investment objectives of the Partnership are (i) to provide Investors with tax benefits during the first ten years of operations in the form of (a) low-income housing and historic rehabilitation tax credits which may be applied against the Investors’ Federal income tax liability arising from, in the case of individuals, active and portfolio income on a limited basis from passive income, and in the case of corporations, against Federal income tax liability from active and passive income and, as to certain corporations, against all income and (b) passive losses which may be used to reduce an Investor’s income in the same manner, (ii) to preserve and protect the capital of the Partnership, (iii) provide long-term capital appreciation through increases in the value of the Partnership’s investments, and (iv) provide cash distributions from Capital Transaction proceeds.  The General Partners are currently of the belief that the Partnership’s investment objectives will be met.  Current distributions are not an investment objective of the Partnership.

The offering of Class A Limited Partner interests (the “Units”) in the Partnership (the “Public Offering”) began on February 2, 1988 and was concluded on September 21, 1988.  Investors purchasing 26,501 Units contributed $26,501,000 to the Partnership.  The Partnership held interests in 47 Operating Partnerships at March 31, 2003.  See Item 2.

Item 2.    Properties

As of its fiscal year ending March 31, 2003, the Partnership held Limited Partnership interests in the Operating Partnerships described below.  In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as “Qualified Occupancy.”  Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The General Partners believe that there is adequate casualty insurance on the properties.

Please refer to Item 7. “Management’s Discussion and Analysis of Financial  Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

American Affordable Housing II Limited Partnership

PROPERTY PROFILES AS OF March 31, 2003

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Completion Date	Qualified Occupancy 3/31/03	Capital Contributed

Anacapa Apartments	Lake Havasu, AZ	40	$1,536,054	4/88	100%	$348,915

Anthony Garden Apartments	Green Valley, AZ	100	3,817,710	3/89	100%	751,267

Blairview Apartments	Blairsville, PA	42	1,411,236	12/88	100%	308,388

Bloomfield Apartments	Bloomfield, MO	16	361,055	6/88	100%	62,878

Boardman Lake II Apartments	Travers City, MI	32	966,364	5/89	100%	202,700

Bowdoinham Estate	Bowdoinham, ME	25	1,275,871	5/89	100%	308,824

Brookhollow Apartments	Brookshire, TX	48	1,345,274	8/88	100%	160,000

Center Way Apartments	Shelbyville, TN	20	603,047	7/88	100%	136,620

Carthage Court	Carthage, NY	32	1,258,881	10/88	100%	270,000

Casa Valencia	Belen, NM	39	1,469,335	12/88	100%	303,000

Cedar Forest Apartments	Brewton, AL	33	938,916	6/88	100%	219,696

Charters Cove Apartments	St. Ignace, MI	24	760,393	5/88	100%	166,200

Deer Crossing Apartments	Farmington, ME	24	1,165,665	4/89	100%	312,920

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Completion Date	Qualified Occupancy 3/31/03	Capital Contributed

East Ridge Estates	Southwest Harbor, ME	25	$1,326,889	9/88	100%	$294,771

Fredericktown Apartments II	Frederick-town, MO	16	364,991	5/88	100%	79,670

Harbor Hill Estates	Bar Harbor, ME	25	1,226,477	2/89	100%	325,500

Harbour Oaks Apartments	East China, MI	32	886,444	11/88	100%	191,500

Harvest View	Garden City, MO	16	377,641	6/88	100%	86,785

Kersey Apartments	Kersey, CO	32	1,193,239	10/88	100%	226,000

Kingsley Park Apartments	Essex, MD	312	9,678,166	10/88	100%	1,750,000

Malone Senior Housing	Malone, NY	40	1,461,121	11/88	100%	309,000

Maple Tree Estates	Mapleton, ME	25	1,219,837	4/89	100%	325,500

Michelle Manor Apartments	Green Valley, AZ	24	894,245	9/88	100%	174,264

Middleburg Bluffs	Middleburg, FL	45	1,395,775	3/89	100%	375,283

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Completion Date	Qualified Occupancy 3/31/03	Capital Contributed

Nicollete Island Homes	Minneapolis, MN	22	$1,012,019	12/88	100%	$713,000

Paige Hall Apartments	Minneapolis, MN	69	2,253,150	4/89	100%	472,336

Partridge Meadows	McMinnville, TN	48	1,381,176	10/88	98%	296,461

Perramond Estates	Madawaska, ME	25	1,165,557	4/89	100%	287,000

Pine Knoll Manor	Smithfield, NC	33	1,343,726	5/89	100%	309,450

Pine Ridge Apartments	Port St. Joe, FL	50	1,458,945	6/88	100%	384,180

Pine Terrace Apts. Phase III	Callahan, FL	40	1,177,028	1/89	100%	309,500

Platteville Apartments	Platteville, CO	16	545,433	10/88	100%	120,000

River Place Apartments	Holyoke, MA	100	3,791,537	3/89	100%	1,824,000

Sara Pepper Place	Dixfield, ME	12	637,862	3/88	100%	171,189

Silver Pines Apartments	Fryburg, ME	25	1,387,162	8/88	100%	351,547

South Estates	Nebraska City, NE	15	431,212	7/88	100%	85,911

South View III	Marionville, MO	8	193,292	5/88	100%	42,100

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Completion Date	Qualified Occupancy 3/31/03	Capital Contributed

Southview Place Apts	Lovington, NM	48	$1,061,272	2/89	100%	$245,602

Spring Hollow Apartments	Springfield, GA	52	1,417,448	3/88	100%	321,860

Stokes Rowe	Philadelphia, PA	16	1,054,279	6/88	100%	673,000

Story Hill Estates	Washburn, ME	24	1,195,704	1/89	100%	322,425

Suncrest Apartments	Newport, TN	32	956,442	5/88	100%	210,960

Lodging House at 300 Shawmut Ave.	Boston, MA	15	616,939	12/88	100%	508,000

The Village Chase Apts	Zephyrhills, FL	48	1,470,128	4/89	100%	386,368

Village Walk Apts	Zephyrhills, FL	43	1,376,055	3/89	100%	362,500

Wildwood Villas II	Statesboro, GA	58	1,454,762	9/88	100%	369,260

Willowbrook Place	Immokalee, FL	41	1,301,292	3/88	100%	328,711

Liberty Center I and Washington Mews had mortgage balances of $856,568 and $684,607, respectively as of December 31, 2002.  They are not included in the Property Profile as they were sold during the quarter ended March 31, 2003.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security-Holders

None.

PART II

Item 5.	Market for the Registrant’s Class A Limited Partner Interests and Related Security-Holder Matters

There is no established public trading market for the Units and it is not anticipated that any public market will develop for the purchase and sale of any Units.

As of March 31, 2003, the Partnership had 2,374 registered holders of an aggregate of 26,501 Units.

The Partnership made no distributions to its Limited Partners from Operating Partnership cash flow from its inception on May 13, 1987 through March 31, 2003.  Because the Partnership invested in Operating Partnerships owning apartment complexes which receive government assistance, the cash distributions which may be made by the Operating Partnerships are often restricted.  The Partnership does not anticipate that it will provide significant cash distributions to its Limited Partners in circumstances other than refinancing or sale of apartment complexes by the Operating Partnerships.

Item 6.	Selected Financial Data

The information set forth below presents selected financial data of the Partnership for each of the years in the five year period ended March 31, 2003.  Additional detailed financial information is set forth in the audited financial statements listed in Item 15 hereof.

Operations	March 31 2003	March 31 2002	March 31, 2001	March 31, 2000	March 31, 1999

Interest Income	$1,322	$726	$19,191	$1,604	$203
Other Income	5,793	2,627	4,477	7,070	7,894
Share of Losses from Operating Partnerships	(49,915)	(217,158)	(362,290)	(373,152)	(418,312)
Operating Expenses	(479,938)	(447,021)	(468,711)	(470,987)	(483,891)

Net Loss	$(522,738)	$(660,826)	$(807,333)	$(835,465)	$(894,106)

Net Loss per Unit of Limited Partnership Interest	$(19.53)	$(24.69)	$(30.16)	$(31.21)	$(33.40)

Balance Sheet	March 31, 2003	March 31, 2002	March 31, 2001	March 31, 2000	March 31, 1999

Total Assets	$1,558,091	$1,635,590	$1,852,151	$2,230,488	$2,602,756

Total Liabilities	$6,267,665	$5,822,426	$5,378,161	$4,949,165	$4,485,968

Partners’ Equity (Deficit)	$(4,709,574)	$(4,186,836)	$(3,526,010)	$(2,718,677)	$(1,883,212)

Other Data

Credit Per BAC*	$4.90	$4.80	$4.50	$6.69	$103.96

The credit per BAC data is reported for the calendar year which ends in the third quarter of the related fiscal year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

The Partnership’s primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity have included (i) interest earned on capital contributions held pending investment or held for working capital reserves and (ii) cash distributions, if any, from operations of the Operating Partnerships in which the Partnership has invested.  Both of these sources of liquidity are available to meet the obligations of the Partnership.  The Partnership is currently accruing the annual asset management fees.  Asset management fees accrued during the year ended March 31, 2003 were $436,961 and total asset management fees accrued as of March 31, 2003 were $6,022,535. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sale or refinancing proceeds from Operating Partnerships, and at that time proceeds from such sales or refinancing would be used to satisfy such liabilities.

Affiliates of the General Partners have advanced $220,128 to the Partnership to pay certain third party operating expenses as of March 31, 2003.  In addition, the Partnership has accrued $25,002 for expenses other than the annual asset management fees that have been incurred by but not yet reimbursed to the affiliates. These and any additional advances and accruals will be repaid, without interest, from available cash flow, reporting fees or the proceeds of sales or refinancing of the Partnership’s interests in Operating Partnerships.  Cash flow and reporting fees will be added to the Partnership’s Working Capital and will be available to meet future third party obligations of the Partnership.  The Partnership is currently pursing, and will continue to aggressively pursue, available cash flow and reporting fees.  No significant distributions of cash flow from the Operating Partnerships are anticipated on a long term or short term basis due to the restrictions on rents which apply to low-income apartment complexes.

Capital Resources

The Partnership received $26,501,000 in subscriptions for Units (at $1,000 per Unit) during the period February 2, 1988 to September 21, 1988 pursuant to the Public Offering, resulting in net proceeds available for investment in Operating Partnerships (after payment of acquisition fees and expenses and funding of a reserve) of approximately $18,550,700.

As of March 31, 2003, the Partnership had committed to investments requiring cash payments of $18,613,793, all of which has been paid.  At March 31, 2003, the Partnership held working capital of $2,548 and proceeds from the sale of 2 properties of $922,740.  Since the Partnership has completed funding of all investments, it anticipates that there should be no significant need for capital resources in the future.

Results of Operations

The Partnership was formed with the investment objectives set forth above under Item 1.  The Partnership incurs an annual asset management fee to Boston Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships.  The annual asset management fee incurred for the fiscal years ended March 31, 2003 and 2002 was $430,991 and $396,189, respectively.  The amounts incurred are net of reporting fees received of $5,970 and $40,772 respectively.  Because the Partnership is not expected to receive any significant cash flow from the Operating Partnerships in subsequent years, the annual asset management fee is currently being deferred and is expected to be paid from the proceeds of sales or refinancing of the Partnership’s interests in Operating Partnerships.

The Partnership expects that all of its cash receipts will be used to pay third party operating expenses.  The Partnership reported interest income of $1,322 and $726, respectively, in the fiscal years ended March 31, 2003 and 2002.  During the fiscal years ended March 31, 2003 and 2002, the Partnership received $5,793 and $3,907, respectively, in distributions of cash flow and $5,970 and $40,772, respectively, of reporting fees from the Operating Partnerships. Of the total cash flow received in the fiscal years ended March 31, 2003 and 2002, $5,793 and $2,627, respectively, was recorded as miscellaneous income instead of as a decrease in Investments in Operating Limited Partnerships, due to the equity method of accounting.  Reporting fee income in the prior fiscal year was higher primarily due to the receipt of outstanding reporting fees for the years 1988 through 2000 paid by one of the Operating Partnerships in the year ended March 31, 2002.  No other significant sources of income are anticipated.

As of March 31, 2003 and 2002 the Partnership held limited partnership interests in 47 and 49 Operating Partnerships, respectively. The decrease in the number of Operating Partnerships was due to the sale of two of the Operating Partnerships in the quarter ended March 31, 2003.  In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit.  Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as “Qualified Occupancy”.  Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The General Partners believe that there is adequate casualty insurance on the properties.

As of March 31, 2003 and 2002 the Qualified Occupancy for the Partnership was 100% for both years.  The Partnership had a total of 47 properties at March 31,2003, all of which were at 100% qualified occupancy.

For the years ended December 31, 2002 and 2001 the Operating Partnerships reflected a net income of $432,284 and $316,953, respectively, when adjusted for depreciation which is a non-cash item.

For the tax year ended December 31, 2002 and 2001 the Partnership generated $2,992,633 and $3,003,930, respectively, in passive income tax losses that were passed through to the investors and also provided $4.9 and $4.8, respectively, in tax credits per BAC to the investors.  The Operating Partnerships were allocated tax credits for 10 years.  Based on each Operating Partnership’s lease-up, the total credits could be spread over as many as 13 years.  In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year.  Since many of the partnerships are already in their tenth through thirteenth year of credits the tax credits generated per BAC are expected to decrease to zero in future years.

Liberty Center, Limited owned a 109-unit property (Liberty Center I) located in Jacksonville, FL (the “Property”).  The Property is a single room occupancy facility with shared bath and kitchen facilities designed to serve homeless individuals.  The Property was subject to a Low Income Housing Tax Credit Compliance Period which ended December 31, 2002.  The Operating General Partner offered to purchase the Partnership’s interest in the Property for $70,000.  After conducting an internal analysis of the Property’s value and hiring an independent consultant to conduct an analysis of the Property’s value, the Investment General Partner accepted the Operating General Partner’s offer and on January 2, 2003, the sale was completed.  The Investment Partnership, its General Partner and various affiliates have agreed to forego certain payables due upon the sale of its interest in the Property, and will return all sale proceeds generated by the sale (net of costs) to the Limited Partners of the Investment Partnership.  The Investment Partnership’s remaining Investment in Operating Partnership balance for Liberty Center exceeded the sale proceeds received by $395,081.  The Investment Partnership has recorded the difference as a loss on the sale of the Operating Partnership.

Washington Mews LP owned a 20-unit property (Washington Mews) located in Dorchester, Massachusetts (the “Property”).  The Property was subject to a Low Income Housing Tax Credit Compliance Period which ended December 31, 2002.  In anticipation of the expiration of the Compliance Period, the Property was offered for sale through Coldwell Banker-Hunneman.  An offer to purchase the Property for $1,950,000 by an unrelated third party (the “Buyer”) was received.  The Property was sold to the Buyer on January 3, 2003 and full consideration of $1,950,000 was received at that time.  The Investment Partnership’s share of the total sale proceeds was $852,740.  The Investment Partnership’s remaining balance for Washington Mews LP was less than its share of the sale proceeds and the Investment Partnership recorded a gain on the sale of the Operating Partnership of $465,418.

The Property was subject to a first mortgage loan from the Massachusetts Housing Partnership Fund (MHP).  Prior to the sale of the Property, a payoff letter was requested and issued by MHP (the “Payoff Letter”).  At closing, funds were distributed to MHP in accordance with the Payoff Letter.  In addition, sale proceeds due to the Investment Partnership were distributed at closing.  Subsequent to the receipt of these funds, MHP refused to issue a discharge of the mortgage in accordance with the Payoff Letter.  The MHP mortgage provides for (under certain circumstances) the lender’s participation in gain realized at sale over and above the mortgage amount.  A calculation of this participation was made and included in the Payoff Letter issued by MHP.  However, after payment of this amount, MHP indicated that it disagreed with the participation calculation and refused to issue a discharge of mortgage and to release certain funds belonging to Washington Mews and held in escrow by MHP.

MHP commenced litigation against Washington Mews and requested that the court hold the mortgage discharge until the litigation is resolved.  The court denied MHP’s request, and MHP and Washington Mews have attempted to reach an agreement regarding the participation payment.  To date no agreement has been reached.  The Buyer and the Buyer’s title insurer have commenced litigation against MHP to compel the release of the mortgage discharge.  Once the litigation between the Buyer, the Buyer’s title insurer and MHP is adjudicated, Washington Mews hopes to resolve the issue regarding the participation payment with MHP without further litigation.

The Investment Partnership will continue to hold sale proceeds distributed to it upon the sale of the property until such time as an agreement is reached with MHP and Washington Mews regarding the participation payment.

Historically, the financial statements of Rouse Stokes Rowe Housing Associates, L.P. (Stokes Rowe Apartments) have been prepared assuming that the Operating Partnership would continue as a going concern.  In the past the property has always experienced high occupancy but has never been able to support operations due to excessive operating expenses.  During the fourth quarter of 2002 average occupancy decreased to 75%, and remained at 75% through the first quarter of 2003.  Both of the Operating Partnership’s mortgages remain in technical default for non-payment.  The first permanent loan is payable to the stockholder of Southwark Realty, an affiliate of the Operating General Partner. The General Partner continues to show support for this property and the operations therein and continues to fund operating deficits. It was noted in a site visit in 2001 that the property had a number of tenant files that were not in compliance due to improper documentation.  In addition, the State Agency issued 8823’s for failing to file the required Annual Owner’s Certifications. The Management Agent was recently replaced due to a perceived lack of progress on bringing the tenant files into compliance, as well as the declining occupancy.  The Investment General Partner continues negotiations to sell the Operating Partnership interest to the Operating General Partner.  Should the negotiations prove to be unsuccessful, there remains a chance that the Partnership will be foreclosed upon by the holder of the first permanent loan.

The management company’s marketing at Lovington Housing Associates, L.P. (Southview Place Apartments) was very successful in increasing and maintaining high occupancy.  The average occupancy for the first quarter of 2003 was 94.44%.  The management company’s aggressive marketing continues to benefit the property and a waiting list is being accumulated to offset any future vacancies. The property operated above break even for year ending 2002 and is anticipated to operate above break even in 2003.  The increased cash flow will be used to pay down accounts payable and address deferred maintenance. The property’s mortgage, taxes and insurance payments are current.

East Ridge Associates Limited Partnership (East Ridge Estates) received a copy of a Notice of Acceleration and Demand for Payment, filed by the United States Department of Agriculture (USDA), in May 1999. The General Partner of the Operating Partnership filed an appeal with the National Appeals in November 1999 and the decision to accelerate the mortgage was upheld by the USDA National Appeals Division on January 31, 2000.  The Operating General Partner applied for but was denied a workout plan. The Partnership’s operations continue to suffer from ongoing operating deficits, a delinquent mortgage, and under funded reserves. The audit was noted as a “going concern opinion” in 2002.  Additionally, the physical condition of the property has suffered due to deferred maintenance at the property.

Though the unit interiors are in excellent condition and the common areas are in fair condition, the exterior of the building is in poor condition and requires capital improvements. The exterior of the building was stained in October of 2002. Maine State Housing and USDA/RD have allowed the property to admit non-elderly tenants that are income qualified due to a change in the demographics of the marketplace of the Southwest Harbor. Occupancy declined to 84% as of March 2003, as a result of Maine State Housing and USDA/RD issuing waivers to East Ridge on a case-by-case basis. Management is aware of the physical issues of the property and is certain that occupancy will improve once the necessary repairs are completed. While foreclosure is a possibility for this partnership, all required actions are in order to work to prevent this from occurring.

The liquidity of the Harbor Hill Associates Limited Partnership (Harbor Hill Estates) has been adversely affected by recurring losses from operations.  The operating deficits have prevented the Operating Partnership from meeting obligations as they become due and from making required deposits to the replacement reserve account.   Therefore, the Operating Partnership was unable to operate at breakeven. The Operating Partnership received a service letter (mortgage default notice) from United States Department of Agriculture/Rural Development (USDA/RD) on January 3, 2001.  A workout plan to address these issues was approved by USDA/RD in December, 2001.  The Operating General Partner has requested that future advances per the workout plan to the Operating Partnership be interest bearing.  The unit interiors are well maintained and the common areas are in fair condition, the exterior of the building is in poor condition and requires capital improvements.  In addition, the landscaping needs attention.   The workout plan appears to be helping with the turn around of the property.  USDA/RD has allowed the property to admit non-elderly tenants that are income qualified due to a change in the demographics of the marketplace of Bar Harbor, ME.  First quarter 2003 occupancy declined to 88%. A site visit conducted in October 2002 confirmed that there are several physical issues that need to be addressed by management. Occupancy is anticipated to improve once these issues are resolved. While foreclosure is a possibility for this partnership,. all required actions are in order to work to prevent this from occurring.

Kingsley Park Apartments is a 312-unit project located in Essex, Maryland.  The 15 year tax credit compliance period expired at year-end 2002.  The property has operated significantly below break-even in 2002, due to extremely high utility bills that resulted from an inefficient and obsolete boiler system.  During 2002 revenue decreased due to a large number of vacancies resulting from crime problems on-site. Management has hired a new site manager that has been working closely with the Baltimore Housing Authority.  The tenant screening process was improved and problem tenants were evicted.  In addition, the Baltimore Police increased patrolling of the property, which has also reduced crime.  As a result, physical occupancy as of March 31, 2003 is 97%.  However, the property is not anticipated to operate above breakeven during 2003 due to the continuing inefficiencies of the boiler system.  The Operating General Partner is currently developing a proposal for tax credit re-syndication that will allow for the rehabilitation of the units and the replacement of the boiler system. However, the Operating General Partner has indicated that they will be unable to fund operating deficits beyond the first quarter of 2003.  The mortgage, taxes, and property insurance are current as of March 31, 2003.

Riverplace Apartments, is a 100 unit community located in Holyoke MA. The property has debt coverage ratio of 1.14, below average operating expenses, and average occupancy of 96%.  The Opearting Partnership is involved in a dispute with the City of Holyoke related to water meter readings and sewer use charges at the property’s 304 Chesnut Street location.  In 1994, the city determined that the meter reader had been incorrectly reading a meter between December 1989 and March 1994.  The City subsequently billed the Operating Partnership $83,000 for the previously unbilled water and sewer use charges.  The Operating Partnership contested the charges and on June 6,1995 the City placed a lien on the property for the unpaid water and sewer use plus accumulated interest totaling $94,503. As of December 31,2002, the lien totaled $226,898 (including additional interest and penalties), and the City has taken the action to land court and may pursue various remedies, including foreclosure on the subject real estate. Management is currently attempting to settle this matter with the City. While the exact amount of the settlement is unknown at this time, management believes, based in part upon the opinion of legal counsel that the settlement range is between $42,785 and $207,412.  A liability in the amount of $42,785 has been accrued in the 2002 audited financial statements.  Management plans to meet with representatives of the City and attempt to structure a settlement. Due to uncertainties in the settlement process, it is at least reasonably possible that management’s view of the outcome may change in the near term.

Lake Havasu Investment Group (Anacapa Apartments) is a 40-unit family property located in Lake Havasu, AZ.  Despite an average occupancy of 92%, the property operated below breakeven in 2002 due to high operating expenses.  As a result, accounts payable increased and escrow accounts were underfunded.  Occupancy averaged 97.5% for the first quarter of 2003.  In January of 2003 the property was awarded a large rental increase that has allowed the property to generate cash, reduce payables, and fund the under funded escrow accounts.  The Investment Limited Partner will continue to monitor this property for the next few months to ensure the operations are stabilized.  Management is working with Rural Development to develop a workout agreement.

The Operating General Partner of the Partnership Carthage Court Housing Company (Champion Apartments II) has negotiated a sale of its General Partner interest.  As the tax credit compliance period has expired the Investment Limited Partner has negotiated an agreement with the new Operating General Partner to sell the Investment Limited Partner interest in this Partnership upon completion of this transaction.  It is anticipated that this transaction will be finalized within the third quarter of 2003 pending all required agency approvals.

The Operating General Partner of the Partnership Malone Housing Redevelopment Company (Maple Ridge Apartments) has negotiated a sale of its General Partner interest.  As the tax credit compliance period has expired the Investment Limited Partner has negotiated an agreement with the new Operating General Partner to sell the Investment Limited Partner interest in this Partnership upon completion of this transaction.  It is anticipated that this transaction will be finalized within the third quarter of 2003 pending all required agency approvals.

Nebraska City Senior, A Limited Partnership, (Southside Estates) an elderly housing complex located in Nebraska City, Nebraska, operated at a cash flow deficit in 2002 but operated above breakeven during the first quarter of 2003. The main reason for the cash expenditure in 2002 was low occupancy.  During 2002, five of the tenants at the property passed away, and this caused the occupancy level to slip.  Occupancy had risen to 87% by the end of March 2003, and management expects to fill the remaining vacancies in the coming months.  Management also believes that the increased occupancy will help the property to continue to generate cash and continues to market the property to prospective tenants through newspapers and local civic agencies.  The property’s mortgage, taxes and insurance were all current as of March 31, 2003.

Garden City Family Housing, (Harvest View Apartments) located in Garden City, Missouri, operated below breakeven during the first quarter of 2003 and during 2002. The main reason for its cash expenditure was its low occupancy, which averaged 77% for the first quarter of 2002 and 74% overall in 2002, and its high operating expenses.  The property continues to suffer from a lack of rental assistance. Management continues to market the property to prospective tenants through newspapers and local civic agencies, and continues to seek more rental assistance from Rural Development.  The high operating expenses are due to the property’s age and consequent need for repairs, which have increased maintenance expenses.  Management is actively watching expenses to ensure that they do not increase above budgeted figures.  The property’s mortgage, taxes and insurance were all current as of March 31, 2003.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Partnership to make certain estimates and assumptions.  A summary of significant accounting policies is provided in Note A to the financial statements.  The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Partnership’s financial condition and results of operations.  The Partnership believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

The Partnership accounts for its investment in local partnerships in accordance with the equity method of accounting since the Partnership does not control the operations of an Operating Partnership.

If the book value of Partnership’s investment in a Operating Partnership exceeds the estimated value derived by management, the Partnership reduces its investment in any such Operating Partnership and includes such reduction in equity in loss of investment in operating partnerships.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 provides accounting guidance for financial accounting and reporting of impairment or disposal of long-lived assets.  SFAS No.144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assts and for Long-Lived Assets to be Disposed Of”.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Implementation of SFAS No. 144 has not had a material effect on the financial position or results of the operation of the partnership.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, an interpretation of ARB No. 51, “Consolidated Financial Statements”, which provides new accounting guidance on when to consolidate a variable interest, as defined in FIN 46, in another entity.  FIN 46 applies to variable interests in variable interest entities acquired after January 31, 2003.  FIN 46 should be implemented no later than December 31, 2004. The general partner is in the process of analyzing FIN 46 to determine the impact, if any, on the Partnership’s financial statements.  Management has not yet made any determination of the potential impact FIN 46 might have on the Partnership’s current accounting for its investments in operating partnerships or whether any of those investments might be required to be consolidated.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements such as our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. Such statements are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, the factors identified in Part I, Item 1 of this Report. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk Not Applicable

Item 8.	Financial Statements and Supplementary Data

The financial statements of the Partnership are listed in Item 15 as being filed as a part of this Report as Exhibits 13 and 99.4 and are incorporated herein by reference.

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

John P. Manning, age 55, is co-founder, and since 1974 has been the President and Chief Executive Officer of Boston Capital Corporation, where he is primarily responsible for strategic planning and business development. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the industry.  He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program.  He was the founding President of the Affordable Housing Tax Credit Coalition, is a former member of the board of the National Leased Housing Association, and currently sits on the Executive Committees of the National Housing Conference and the National Multi Housing Council.  During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts.  In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit Program.  In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts.  In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, which is the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce.  Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He also serves as a member of the Advisory Board of the Woodrow Wilson Institute for International Scholars in Washington D.C.   Mr. Manning is a graduate of Boston College.

Mr. Manning is the principal shareholder of C&M Management, Inc., a Massachusetts corporation which is the ultimate general partner of Boston Capital. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Richard J. DeAgazio, age 57, has been the Executive Vice President of Boston Capital Corporation, and is President of Boston Capital Services, Inc., Boston Capital’s NASD registered broker/dealer since 1981.  Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers (NASD). He recently served as a member of the National Adjudicatory Council of the NASD. He was the Vice Chairman of the NASD’s District 11 Committee, and served as Chairman of the NASD’s Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee and the Direct Participation Program Committee. He is a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter) and the Real Estate Investment Association. Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess &

Leith/Advest.  He has been a member of the Boston Stock Exchange since 1967.  He is on the Board of Directors of FurnitureFind.com and Cognistar Corporation. He is a leader in the community and serves on Board of Trustees for Bunker Hill Community College, the Business Leaders Council of the Boston Symphony, Board of Trustees of Junior Achievement of Northern New England, the Board of Advisors for the Ron Burton Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.

Jeffrey H. Goldstein, age 41, is Chief Operating Officer and Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 57, has been the Executive Vice President and Director of Institutional Investing for Boston Capital Corporation since 1994. Kevin Costello directs Boston Capital Corporation’s institutional investment business. He has overseen this segment of Boston Capital Corporation’s investment business which encompasses investment activities for corporate institutional funding, private proprietary funds and state CRA funds, since its inception in 1992. Mr. Costello has over 20 years experience in the real estate syndication and investment services industry, including previous roles at Boston Capital Corporation leading the acquisition team and managing the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital in 1987, he held senior management positions with Reynolds Securities, Bache & Company and First Winthrop where he focused on real estate syndication. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 39, was promoted to Chief Financial Officer in 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting of Boston Capital Corporation and has been with Boston Capital Corporation since 1990.  He oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital, its affiliated entities and all Boston Capital Corporation sponsored partnerships. Additionally, he is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and management of all working capital reserves. Prior to joining Boston Capital in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

(f)	Involvement in certain legal proceedings.
None.

(g)	Promoters and control persons.
None.

Item 11.	Executive Compensation

(a), (b), (c), (d) and (e)

The Partnership has no officers or directors.  However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, the Partnership has paid or accrued obligations to the General Partners and their affiliates for the following fees during the 2003 fiscal year:

1. An annual asset management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership.   The annual asset management fee accrued during the year ended March 31, 2003 was $436,961.  The fee is payable without interest as sufficient funds become available.

2. The Partnership recorded as payable to affiliates of the General Partners a total of $8,278 for amounts charged to operations during the year ended March 31, 2003.  The charges include, but may not be limited to postage, printing, travel, and overhead allocations.

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

The amounts and kinds of compensation and fees are described on pages 9 to 11 of the Prospectus under the caption “Compensation of General Partners and Affiliate”, which is incorporated herein by reference.  See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partners and their affiliates during the period from April 1, 1993 through March 31, 2003.

Item 14.	Controls & Procedures

Evaluation of Disclosure Controls and Procedures

a.              Within the 90 days prior to the date of this report, the Partnership’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Partnership’s “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c). Based on that evaluation, the Partnership’s Chief Executive Officer and Principal Financial Officer have concluded that as of the date of the evaluation, the Partnership’s disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership’s periodic SEC filings.

Changes in Internal Controls

b.              There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect the Partnership’s internal controls subsequent to the date of that evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements

American Affordable Housing II Limited Partnership-
Filed herein as Exhibit 13

Independent Auditors’ Report
Balance Sheets, March 31, 2003 and 2002
Statements of Operations, Years ended March 31, 2003, 2002 and 2001
Statements of Changes in Partners’ Capital, Years ended March 31, 2003, 2002, and 2001
Statements of Cash Flows, Years ended March 31, 2003, 2002 and 2001
Notes to Financial Statements, Years ended March 31, 2003, 2002 and 2001

Riverplace Apartments
Filed herein as Exhibit 99.4
Independent Auditors’ Report
Balance Sheets, December 31, 2002 and 2001
Statements of Operations, Years ended December 31, 2002 and 2001
Statements of Changes in Partners’ Capital, Years ended December 31, 2002 and 2001
Statements of Cash Flow, Years ended December 31, 2002 and 2001
Notes to Financial Statements, Years ended December 31, 2002 and 2001

(a) 2. Financial Statement Schedules

Schedule III - Real Estate and Accumulated Depreciation
Notes to Schedule III
Schedule III and Notes to Schedule III filed herein as part of Exhibit 13

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes hereto.

(b) 1. Reports of Form 8-K

No reports on Form 8-K were filed during the period ending March 31, 2003.

(c) 1	Exhibits

(3)	Amended and Restated Certificate and Agreement of Limited Partnership. (1)

(4)	Instruments defining the rights of security holders, including Indentures (same as Exhibit (3)).

(13)	Audited Financial Statement of American Affordable Housing Fund II Limited Partnership, filed herein

(99.1)	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

(99.2)	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

(99.3)	Independent Auditor’s Reports for Operating Partnerships, filed herein

(99.4)	Audited Financial Statements of Riverplace Apartments for the years ended December 31, 2002 and 2001; a significant subsidiary of the registrant, filed herein

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Affordable Housing II
Limited Partnership

	By:	Boston Capital Associates Limited
Partnership, General Partner

		By:	BCA Associates Limited Partnership,
General Partner

		By:	C&M Management Inc.,
General Partner

Date: July 11, 2003		By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE	SIGNATURE	TITLE

July 11, 2003	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive
Officer), C&M
Management Inc.;

I, John P. Manning, certify that:

1.               I have reviewed this annual report on Form 10-K of American Affordable Housing II Limited Partnership (the “Partnership”);

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.               The Partnership’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a)          designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)         evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this annual report; and

(c)          presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The Partnership’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Partnership’s auditors and the audit committee of the Partnership’s board of directors (or persons performing the equivalent function):

(a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership’s ability to record, process, summarize and report financial data and have identified for the Partnership’s auditors any material weaknesses in internal controls; and

(b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership’s internal controls; and

6.               The Partnership’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 11, 2003	/s/ John P. Manning
John P. Manning
Director, President
(Principal Executive
Officer), C&M
Management Inc.;

I, Marc Teal, certify that:

1.               I have reviewed this annual report on Form 10-K of American Affordable Housing II Limited Partnership (the “Partnership”);

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.               The Partnership’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(d)         designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(e)          evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this annual report; and

(f)            presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The Partnership’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Partnership’s auditors and the audit committee of the Partnership’s board of directors (or persons performing the equivalent function):

(c)          all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership’s ability to record, process, summarize and report financial data and have identified for the Partnership’s auditors any material weaknesses in internal controls; and

(d)         any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership’s internal controls; and

6.               The Partnership’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 11, 2003	/s/ Marc N. Teal
Marc N. Teal, Chief Financial Officer