Form 10-Q
period 2003-06-30
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 2003-08-20
CIK 815024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2003

or

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
FOR THE QUARTER ENDED JUNE 30, 2003

TABLE OF CONTENTS

FOR THE QUARTER ENDED June 30, 2003

Balance_Sheets *

Statements_of_Operations 4

Changes_in_Partners_Capital 5

Statements_of_Cash_Flows 6

Notes_to_Financial_Statements 7

Note A Organization 7

Note B Accounting and Financial Reporting Policies 7

Note C Related Party Transactions 8

Note D Investments in Opertating Partnerships 8

Combined_Statements_of_Operations 9

NOTE_E_TAXABLE_LOSS

Liquidity 11

Capital_Resources 11

Results_of_Operations 12

Quantitative_and_Qualitative_Disclosure 16

Disclosure_Controls_and_Procedures 16

Part_II_Other_Information 17

Signatures 18

American Affordable Housing II Limited Partnership

BALANCE SHEETS

	June 30, 2003 (Unaudited)	March 31, 2003 (Audited)

ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)	$ 545,420	$ 614,954

Cash and cash equivalents	911,572	925,288
Other assets	17,849	17,849

	$ 1,474,841	$ 1,558,091

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES

Accounts payable affiliates	$ 6,373,266	$ 6,267,665

	6,373,266	6,267,665

PARTNERS' DEFICIT

Limited Partners
Units of limited partnership interest, $1,000 stated value per unit; issued and outstanding, 26,501 units (Note A)	(4,619,535)	(4,432,573)
General Partners	(278,890)	(277,001)

	(4,898,425)	(4,709,574)

	$ 1,474,841	$ 1,558,091

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2003	2002

Income
Interest income	$ 1,352	$ 50
Other income	3,117	182
	4,469	232

Share of income (loss) from Operating Partnerships (Note D)	(69,535)	(46,800)

Expenses
Professional fees	26,350	9,800
General and administrative expenses	1,794	2,748
Asset management fees (Note C)	95,641	103,558
	123,785	116,106

NET LOSS	$ (188,851)	$(162,674)

Net loss allocated to general partners	$ (1,889)	$ (1,627)

Net loss allocated limited partners	$(186,962)	$(161,047)

Net loss per unit of limited partnership interest	$ (7)	$ (6)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' Deficit April 1, 2003	$(4,432,573)	$(277,001)	$(4,709,574)

Net loss	(186,962)	(1,889)	(188,851)

Partners' Deficit June 30, 2003	$(4,619,535)	$(278,890)	$(4,898,425)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2003	2002
Cash flows from operating activities:

Net Loss	$ (188,851)	$ (162,674)
Adjustments:
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	69,535	46,800
Changes in assets and liabilities:
Decrease (Increase) in other assets	-	(5,000)
Increase in accounts payable and accrued expenses	105,600	107,255

Net cash provided by (used in) operating activities	(13,716)	(13,619)

INCREASE (DECREASE) IN CASH	(13,716)	(13,619)

Cash and cash equivalents, beginning	925,288	35,131

Cash and cash equivalents, ending	$ 911,572	$ 21,512

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2003
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2003 and for the three months then ended have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements are read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report Statement on Form 10-K.

The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the fiscal year ending March 31, 2004.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2003

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

An annual asset management fee based on 0.5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued as payable to Boston Capital Asset Management Limited Partnership. The annual asset management fee accrued for the quarters ended June 30, 2003 and 2002 was $105,465 and $105,568. Total asset management fees accrued as of June 30, 2003 were $6,128,000.

During the quarters ended June 30, 2003 and 2002 affiliates of the General Partner did not advance any money to the Partnership to pay operating expenses of the Partnership, or to make advances and/or loans to Operating Partnerships. Total advances for such costs at June 30, 2003 were $220,128. These and any additional advances will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

The Partnership also accrued certain affiliate administrative expenses including but not limited to travel, printing, salaries, postage, and overhead allocations. The amounts accrued during the quarters ended June 30, 2003 and 2002 were $138 and $2,186, respectively. Total accruals at June 30, 2003 were $25,140.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2003 and 2002, the Partnership had limited partnership equity interests in 47 and 49 Operating Partnerships, each of which owned an apartment complex.

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments upon each Operating Partnership achieving specified levels of construction and/or operations. At June 30, 2003 and 2002, all such capital contributions had been paid to the Operating Partnerships.

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2003.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2003
(Unaudited)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

The unaudited combined statements of operations of the Operating

Partnerships for the Three Months ended March 31, 2003 and 2002 are as follows:

	2003	2002

Revenues
Rental income	$ 2,485,911	$ 2,544,234
Interest and other	81,711	118,459

	2,567,622	2,662,693

Expenses
Interest expense	655,019	891,171
Depreciation and amortization	688,405	662,224
Operating expenses	1,889,368	1,891,923
	3,232,792	3,445,318

NET LOSS	$ (665,170)	$ (782,624)

Net loss allocation to American Affordable Housing II Limited Partnership	$ (69,535)	$ (46,800)

Net loss allocated to other partners	$ (695)	$ (7,826)

Net loss suspended	$ (594,940)	$ (727,998)

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

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2003

(Unaudited)

NOTE E - TAXABLE LOSS

The Partnerships taxable loss for the year ended December 31, 2003 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

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

The Partnership is currently accruing the annual asset management fee. Asset management fees accrued during the quarter ended June 30, 2003 were $105,465 and $105,568, and total asset management fees accrued as of June 30, 2003 were $6,128,000. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

The Partnership has recognized other income as of June 30, 2003 in the amount of $3,117. This amount represents distributions from Operating Partnerships, which the Partnership normally would record as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership has recorded $6,373,266 as payable to affiliates. This represents advances to pay certain third party operating expenses of the Partnership, advances and/or loans to Operating Partnerships, accrued partnership management fees, and accrued overhead allocations. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or the proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.

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

As of June 30, 2003, the Partnership had committed to investments requiring cash payments of $18,613,793, all of which has been paid. At June 30, 2003, the Partnership held $911,572, which is comprised of working capital and proceeds from the sale of 2 properties. Since the Partnership has completed funding of all investments, it anticipates that there should be no significant need for capital resources in the future.

Results of Operations

As of June 30, 2003 and 2002 the Partnership held limited partnership interests in 47 and 49 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

As of June 30, 2003 and 2002 the Qualified Occupancy of the Operating Partnership's was 100%, respectively. The Partnership had a total of 47 properties at June 30, 2003, all of which were at 100% Qualified Occupancy.

The Partnership had invested in a total of 47 and 49 Operating Partnerships as of June 30, 2003 and 2002. During the quarters ended June 30, 2003 and 2002, the Partnership received $3,117 and $182, respectively, in distributions of cash flow and $9,824 and $2,010, respectively, of reporting fees from the Operating Partnerships.

The Partnership incurred an annual asset management fee to Boston Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual asset management fee incurred, net of reporting fees received, during the quarters ended June 30, 2003 and 2002 was $95,641 and $103,558, respectively.

Liberty Center, Limited owned a 109-unit property (Liberty Center I) located in Jacksonville, FL (the "Property"). The Property is a single room occupancy facility with shared bath and kitchen facilities designed to serve homeless individuals. The Property was subject to a Low Income Housing Tax Credit Compliance Period which ended December 31, 2002. The Operating General Partner offered to purchase the Partnership's interest in the Property for $70,000. After conducting an internal analysis of the Property's value and hiring an independent consultant to conduct an analysis of the Property's value, the Investment General Partner accepted the Operating General Partner's offer and on January 2, 2003, the sale was completed. The Investment Partnership, its General Partner and various affiliates have agreed to forego certain payables due upon the sale of its interest in the Property, and will return all sale proceeds generated by the sale (net of costs) to the Limited Partners of the Investment Partnership.

Washington Mews LP owned a 20-unit property (Washington Mews) located in Dorchester, Massachusetts (the "Property"). The Property was subject to a Low Income Housing Tax Credit Compliance Period which ended December 31, 2002. In anticipation of the expiration of the Compliance Period, the Property was offered for sale through Coldwell Banker-Hunneman. An offer to purchase the Property for $1,950,000 by an unrelated third party (the "Buyer") was received. The Property was sold to the Buyer on January 3, 2003 and full consideration of $1,950,000 was received at that time. The Investment Partnership's share of the total sale proceeds was $852,740.

The Property was subject to a first mortgage loan from the Massachusetts Housing Partnership Fund (MHP). Prior to the sale of the Property, a payoff letter was requested and issued by MHP (the "Payoff Letter"). At closing, funds were distributed to MHP in accordance with the Payoff Letter. In addition, sale proceeds due to the Investment Partnership were distributed at closing. Subsequent to the receipt of these funds, MHP refused to issue a discharge of the mortgage in accordance with the Payoff Letter. The MHP mortgage provides for (under certain circumstances) the lender's participation in gain realized at sale over and above the mortgage amount. A calculation of this participation was made and included in the Payoff Letter issued by MHP. However, after payment of this amount, MHP indicated that it disagreed with the participation calculation and refused to issue a discharge of mortgage and to release certain funds belonging to Washington Mews and held in escrow by MHP.

MHP commenced litigation against Washington Mews and requested that the court hold the mortgage discharge until the litigation is resolved. The court denied MHP's request, and MHP and Washington Mews have attempted to reach an agreement regarding the participation payment. To date no agreement has been reached. The Buyer and the Buyer's title insurer have commenced litigation against MHP to compel the release of the mortgage discharge. Once the litigation between the Buyer, the Buyer's title insurer and MHP is adjudicated, Washington Mews hopes to resolve the issue regarding the participation payment with MHP without further litigation.

The Investment Partnership will continue to hold sale proceeds distributed to it upon the sale of the property until such time as an agreement is reached with MHP and Washington Mews regarding the participation payment.

Historically, the financial statements of Rouse Stokes Rowe Housing Associates, L.P. (Stokes Rowe Apartments) have been prepared assuming that the Operating Partnership would continue as a going concern. In the past the property has always experienced high occupancy but has never been able to support operations due to excessive operating expenses. During the fourth quarter of 2002 average occupancy decreased to 75%, and remained at 75% through the second quarter of 2003. Both of the Operating Partnership's mortgages remain in technical default for non-payment. The first permanent loan is payable to the stockholder of Southwark Realty, an affiliate of the Operating General Partner. The General Partner continues to show support for this property and the operations therein and continues to fund operating deficits. It was noted in a site visit in 2001 that the property had a number of tenant files that were not in compliance due to improper documentation. In addition, the State Agency issued 8823's for failing to file the required Annual Owner's Certifications. The Management Agent was recently replaced due to a perceived lack of progress on bringing the tenant files into compliance, as well as the declining occupancy. The Investment General Partner continues negotiations to sell the Operating Partnership interest to the Operating General Partner. Should the negotiations prove to be unsuccessful, there remains a chance that the Partnership will be foreclosed upon by the holder of the first permanent loan.

The management company's marketing at Lovington Housing Associates, L.P. (Southview Place Apartments) was successful in increasing and maintaining high occupancy. The average occupancy for the second quarter of 2003 was 92%. The management company's aggressive marketing continues to benefit the property and a waiting list is being accumulated to offset any future vacancies. The property operated above break even for year ending 2002 and is anticipated to operate above break even in 2003. The increased cash flow will be used to pay down accounts payable and address deferred maintenance. The property's mortgage, taxes and insurance payments are current.

East Ridge Associates Limited Partnership (East Ridge Estates) received a copy of a Notice of Acceleration and Demand for Payment, filed by the United States Department of Agriculture (USDA), in May 1999. The General Partner of the Operating Partnership filed an appeal with the National Appeals in November 1999 and the decision to accelerate the mortgage was upheld by the USDA National Appeals Division on January 31, 2000. The Operating General Partner applied for but was denied a workout plan. The Partnership's operations continue to suffer from ongoing operating deficits, a delinquent mortgage, and under funded reserves. The audit was noted as a "going concern opinion" in 2002. Additionally, the physical condition of the property has suffered due to deferred maintenance at the property.

Though the unit interiors are in excellent condition and the common areas are in fair condition, the exterior of the building is in poor condition and requires capital improvements. The exterior of the building was stained in October of 2002. Maine State Housing and USDA/RD have allowed the property to admit non-elderly tenants that are income qualified due to a change in the demographics of the marketplace of the Southwest Harbor. However, occupancy declined to 76% as of June 2003. Management is aware of the physical issues of the property and is certain that occupancy will improve once the necessary repairs are completed. While foreclosure is a possibility for this partnership, all required actions are in order to work to prevent this from occurring.

The liquidity of the Harbor Hill Associates Limited Partnership (Harbor Hill Estates) has been adversely affected by recurring losses from operations. The operating deficits have prevented the Operating Partnership from meeting obligations as they become due and from making required deposits to the replacement reserve account. The Operating Partnership received a service letter (mortgage default notice) from United States Department of Agriculture/Rural Development (USDA/RD) on January 3, 2001. A workout plan to address these issues was approved by USDA/RD in December, 2001. The Operating General Partner has requested that future advances per the workout plan to the Operating Partnership be interest bearing. The General Partner is in compliance with the terms of the workout plan. The workout plan appears to be helping with the turn around of the property. USDA/RD has allowed the property to admit non-elderly tenants that are income qualified due to a change in the demographics of the marketplace of Bar Harbor, ME. Second quarter 2003 occupancy improved to 100%. While foreclosure is a possibility for this partnership, all required actions are in order to prevent this from occurring.

Kingsley Park Apartments is a 312-unit project located in Essex, Maryland. The 15 year tax credit compliance period expired at year-end 2002. The property had operated significantly below break-even in 2002, due to extremely high utility bills that resulted from an inefficient boiler system. During 2002 revenue decreased due to a large number of vacancies resulting from crime problems on-site. Management hired a new site manager that has been working closely with the Baltimore Housing Authority. In 2002, the Baltimore Police increased patrolling of the property, which has also reduced crime. As a result, physical occupancy as of June 30, 2003 is 95%. However, the property is not anticipated to operate above breakeven during 2003 due to the continuing inefficiencies of the boiler system. The Operating General Partner is currently developing a proposal for tax credit re-syndication that will allow for the rehabilitation of the units and the replacement of the boiler system. However, the Operating General Partner has indicated that they would be unable to completely fund operating deficits beyond the third quarter of 2003. If additional funding is not provided, the property will be unable to continue funding the mortgage requirements. If this happens foreclosure proceedings are likely to commence. The mortgage, taxes, and property insurance are current as of June 30, 2003.

Riverplace Apartments, is a 100 unit community located in Holyoke MA. The property has debt coverage ratio of 1.14, below average operating expenses, and average occupancy of 97% as of June 30, 2003. The Operating Partnership was involved in a dispute with the City of Holyoke related to water meter readings and sewer use charges at the property. The City claimed that the meter had not been working properly and the city subsequently billed the Operating Partnership $83,000. The Operating Partnership contested the charges and on June 6,1995 the City placed a lien on the property for the unpaid water and sewer use plus accumulated interest totaling $94,503. A settlement has recently been reached with the City under which the Partnership paid $50,000 to settle the dispute to the Department of Public Works.

Lake Havasu Investment Group (Anacapa Apartments) is a 40-unit family property located in Lake Havasu, AZ. Despite an average occupancy of 92%, the property operated below breakeven in 2002 due to high operating expenses. As a result, accounts payable increased and escrow accounts were underfunded. Occupancy averaged 97.66% for the first half of 2003. The rental increase that was awarded to the property in January 2003 is allowing the property to generate cash, reduce payables, and fund the under funded escrow accounts. The Investment General Partner will continue to monitor this property for the next few months to ensure the operations are stabilized. Management is working with Rural Development to develop a workout agreement.

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

Nebraska City Senior, A Limited Partnership, (Southside Estates) an elderly housing complex located in Nebraska City, Nebraska, operated at a cash flow deficit in 2002 but operated above breakeven during the first half of 2003. The main reason for the cash expenditure in 2002 was low occupancy. During 2002, five of the tenants at the property passed away, and this caused the occupancy level to slip. Occupancy had risen to 87% by the end of June 2003, and management expects to fill the remaining vacancies in the coming months. Management believes that the increased occupancy will help the property to continue to generate cash.

Garden City Family Housing, (Harvest View Apartments) located in Garden City, Missouri, operated below breakeven during all of 2002 and the first half of 2003. The main reason for its cash expenditure was its low occupancy and higher operating expenses. Occupancy averaged 77% for the first quarter of 2003, 81% for the second quarter of 2003 and 74% overall in 2002. The property continues to suffer from a lack of rental assistance. Management continues to market the property to prospective tenants through newspapers and local civic agencies, and continues to seek more rental assistance from Rural Development. The high operating expenses are due to the property's age and consequent need for repairs, which have increased maintenance expenses. Management is actively watching expenses to ensure that they do not increase above budgeted figures. The property's mortgage, taxes and insurance were all current as of July 31, 2003.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Partnership to make certain estimates and assumptions. A summary of significant accounting policies is provided in Note A to the financial statements. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Partnership's financial condition and results of operations. The Partnership believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

The Partnership accounts for its investment in local partnerships in accordance with the equity method of accounting since the Partnership does not control the operations of an Operating Partnership.

If the book value of Partnership's investment in a Operating Partnership exceeds the estimated value derived by management, the Partnership reduces its investment in any such Operating Partnership and includes such reduction in equity in loss of investment in operating partnerships.

Item 3	Quantitative and Qualitative Disclosure About Market Risk

Not Applicable

Item 4	Controls & Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, the Partnership's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c). Based on that evaluation, the Partnership's Chief Executive Officer and Principal Financial Officer have concluded that as of the date of the evaluation, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

	(b)	Changes in Internal Controls

There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls subsequent to the date of that evaluation.

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

American Affordable Housing II
Limited Partnership

	By:	Boston Capital Associates Limited
Partnership, General Partner

		By:	BCA Associates Limited Partnership,
General Partner

		By:	C&M Management Inc.,
General Partner

Date: August 20 , 2003		By:	/s/ John P. Manning
John P. Manning

I, John P. Manning, certify that:

  I have reviewed this quarterly report on Form 10-Q of American Affordable Housing II Limited Partnership (the "Partnership");

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

  The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

  designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date (the "Evaluation Date") within 45 days prior to the filing date of this quarterly report; and

  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the audit committee of the Partnership's board of directors (or persons performing the equivalent function):

  all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

  any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

  The Partnership's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: August 20, 2003	/s/ John P. Manning
John P. Manning
Director, President
(Principal Executive
Officer), C&M
Management Inc.;

I, Marc Teal, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Affordable Housing II Limited Partnership (the "Partnership");

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

  The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

  designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date (the "Evaluation Date") within 45 days prior to the filing date of this quarterly report; and

  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the audit committee of the Partnership's board of directors (or persons performing the equivalent function):

  all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

  any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

  The Partnership's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: August 20, 2003	/s/ Marc N. Teal
Marc N. Teal, Chief Financial Officer