Form 10-Q
period 2003-09-30
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 2003-11-20
CIK 815024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2003

or

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2003

TABLE OF CONTENTS

FOR THE QUARTER ENDED September 30, 2003

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

Disclosure_Controls_and_Procedures 16

Part_II_Other_Information 17

Signatures 18

American Affordable Housing II Limited Partnership

BALANCE SHEETS

	September 30, 2003 (Unaudited)	March 31, 2003 (Audited)

ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)	$ 506,333	$ 614,954

Cash and cash equivalents	958,273	925,288
Other assets	17,849	17,849

	$ 1,482,455	$ 1,558,091

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES

Accounts payable affiliates	$ 6,498,300	$ 6,267,665

PARTNERS' DEFICIT

Limited Partners
Units of limited partnership interest, $1,000 stated value per unit; issued and outstanding, 26,501 units (Note A)	(4,735,781)	(4,432,573)
General Partners	(280,064)	(277,001)

	(5,015,845)	(4,709,574)

	$ 1,482,455	$ 1,558,091

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2003	2002

Income
Interest income	$ 1,046	$ 48
Other income	-	3,846
	1,046	3,894

Share of income (loss) from Operating Partnerships (Note D)	3,868*	(58,703)

Expenses
Professional fees	21,676	18,837
General and administrative expenses	5,444	2,959
Asset management fees (Note C)	95,213	106,827
	122,333	128,623

NET LOSS	$ (117,419)	$(183,432)

Net loss allocated to general partners	$ (1,174)	$ (1,834)

Net loss allocated limited partners	$(116,245)	$(181,598)

Net loss per unit of limited partnership interest	$ (4)	$ (7)

* Includes gain on sale of Operating Partnerships of $42,955.

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2003	2002

Income
Interest income	$ 2,399	$ 97
Other income	3,117	4,028
	5,516	4,125

Share of income (loss) from Operating Partnerships (Note D)	(65,667)*	(105,503)

Expenses
Professional fees	48,026	28,637
General and administrative expenses	7,241	5,753
Asset management fees (Note C)	190,853	210,383
	246,120	244,773

NET LOSS	$ (306,271)	$(346,151)

Net loss allocated to general partners	$ (3,063)	$ (3,462)

Net loss allocated limited partners	$(303,208)	$(342,689)

Net loss per unit of limited partnership interest	$ (11)	$ (13)

* Includes gain on sale of Operating Partnerships of $42,955.

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' Deficit April 1, 2003	$(4,432,573)	$(277,001)	$(4,709,574)

Net loss	(303,208)	(3,063)	(306,271)

Partners' Deficit September 30, 2003	$(4,735,781)	$(280,064)	$(5,015,845)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2003	2002
Cash flows from operating activities:

Net Loss	$ (306,271)	$ (346,151)
Adjustments:
Distributions from Operating Partnerships	-	2
Share of Loss from Operating Partnerships	65,667	105,503
Changes in assets and liabilities:
Decrease (Increase) in other assets	-	(5,000)
Increase in accounts payable and accrued expenses	230,634	217,532

Net cash provided by (used in) operating activities	(9,970)	(28,114)

Cash Flows from investing activities:
Proceeds from the sale of Operating Partnerships	42,955	-

Net cash provided by (used in) operating activities	42,955	-

INCREASE (DECREASE) IN CASH	32,985	(28,114)

Cash and cash equivalents, beginning	925,288	35,131

Cash and cash equivalents, ending	$ 958,273	$ 7,017

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2003
(Unaudited)

NOTE A - ORGANIZATION

American Affordable Housing II Limited Partnership ("Partnership") was formed under the laws of The Commonwealth of Massachusetts on May 13, 1987, for the purpose of acquiring, holding, and disposing of limited partnership interests in operating partnerships which were to acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated low-income apartment complexes. Effective as of September 1, 2001 there was a restructuring, and as a result, the Partnership's general partner was reorganized as follows. The General Partner of the Partnership continues to be Boston Capital Associates Limited Partnership, a Massachusetts limited partnership. The general partner of the General Partner is BCA Associates Limited Partnership, a Massachusetts limited partnership, whose sole general partner is C&M Management, Inc., a Massachusetts corporation and whose limited partners are Herbert F. Collins and John P. Manning. Mr. Manning is the principal of Boston Capital Partners, Inc.

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2003 and for the three and six months then ended have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements are read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report Statement on Form 10-K.

The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the fiscal year ending March 31, 2004.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2003

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

An annual asset management fee based on 0.5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued as payable to Boston Capital Asset Management Limited Partnership. The annual asset management fees accrued for the quarters ended September 30, 2003 and 2002 were $102,545 and $110,465, respectively. Total asset management fees accrued as of September 30, 2003 were $6,230,545.

During the quarters ended September 30, 2003 and 2002 affiliates of the General Partner advanced $20,000 and $0, respectively, to the Partnership to pay operating expenses of the Partnership, or to make advances and/or loans to Operating Partnerships. Total advances for such costs at September 30, 2003 were $240,128. These and any additional advances will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

The Partnership has also accrued certain affiliate administrative expenses including but not limited to travel, printing, salaries, postage, and overhead allocations. The amounts accrued during the quarters ended September 30, 2003 and 2002 were $2,489 and $406, respectively. Total accruals at September 30, 2003 were $27,626.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2003 and 2002, the Partnership had limited partnership equity interests in 45 and 49 Operating Partnerships, each of which owned an apartment complex.

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments upon each Operating Partnership achieving specified levels of construction and/or operations. At September 30, 2003 and 2002, all such capital contributions had been paid to the Operating Partnerships.

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2003.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2003
(Unaudited)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

The unaudited combined statements of operations of the Operating

Partnerships for the Six Months ended June 30, 2003 and 2002 are as follows:

	2003	2002

Revenues
Rental income	$ 4,977,950	$ 5,150,109
Interest and other	172,326	271,826

	5,150,276	5,421,935

Expenses
Interest expense	1,300,349	1,675,047
Depreciation and amortization	1,387,128	1,325,430
Operating expenses	3,727,774	3,702,605
	6,415,251	6,703,082

NET LOSS	$ (1,264,975)	$ (1,281,147)

Net loss allocation to American Affordable Housing II Limited Partnership	$ (108,622)	$ (105,503)

Net loss allocated to other partners	$ (1,086)	$ (1,055)

Net loss suspended	$ (1,155,267)	$ (1,174,589)

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

September 30, 2003

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

The Partnership is currently accruing the annual asset management fee. Asset management fees accrued during the quarters ended September 30, 2003 and 2002 were $102,545 and $110,465, and total asset management fees accrued as of September 30, 2003 were $6,230,545. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

The Partnership has recognized other income as of September 30, 2003 in the amount of $3,117. This amount represents distributions from Operating Partnerships, which the Partnership normally would record as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership has recorded $6,498,299 as payable to affiliates. This represents advances to pay certain third party operating expenses of the Partnership, advances and/or loans to Operating Partnerships, accrued partnership management fees, and accrued overhead allocations. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or the proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.

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

As of September 30, 2003, the Partnership had committed to investments requiring cash payments of $18,613,793, all of which has been paid. At September 30, 2003, the Partnership held $958,274, in cash and cash equivalents. Of the total $947,745 represented proceeds from the sale of 4 Operating Partnerships and $10,048 represented working capital. Since the Partnership has completed funding of all investments, it anticipates that there should be no significant need for capital resources in the future.

Results of Operations

As of September 30, 2003 and 2002 the Partnership held limited partnership interests in 45 and 49 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

As of September 30, 2003 and 2002 the Qualified Occupancy of the Operating Partnership's was 100%, respectively. The Partnership had a total of 47 properties at September 30, 2003, all of which were at 100% Qualified Occupancy.

The Partnership had invested in a total of 45 and 49 Operating Partnerships as of September 30, 2003 and 2002. During the quarters ended September 30, 2003 and 2002, the Partnership received $0 and $182, respectively, in distributions of cash flow and $7,333 and $2,010, respectively, of reporting fees from the Operating Partnerships.

The Partnership incurred an annual asset management fee to Boston Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual asset management fee incurred, net of reporting fees received, during the quarters ended September 30, 2003 and 2002 was $95,212 and $106,827, respectively. The reduction in the fee incurred was a result of the removal of the portion of the fee attributed to the 4 Operating Partnerships sold, and an increase in reporting fees received.

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

The Operating General Partner of Carthage Court Housing Company (Champion Apartments II) negotiated a sale of his General Partner interest. As the tax credit compliance period has expired the Investment Limited Partner negotiated an agreement with the new Operating General Partner to sell the Investment Limited Partner interest. This transaction was finalized in August 2003, and proceeds payable to the Investment Partnership of $19,091.06 were received September 9, 2003. Of the total proceeds received, it is anticipated that $10,000 or $.38 per unit will be returned to the Limited Partners. The balance of $9,091.06 will be used to paydown accrued asset management fees.

The Operating General Partner Malone Housing Redevelopment Company (Maple Ridge Apartments) negotiated a sale of his General Partner interest. As the Operating Partnership tax credit compliance period has expired the Investment Limited Partner negotiated an agreement with the new Operating General Partner to sell the Investment Limited Partner interest. This transaction was finalized in August 2003, and proceeds payable to the Investment Partnership of $23,863.83 were received on September 9, 2003. Of the total proceeds received, it is anticipated that $10,000 or $.38 per unit will be returned to the Limited Partners. The balance of $13,863.83 will be used to paydown accrued asset management fees.

Historically, the financial statements of Rouse Stokes Rowe Housing Associates, L.P. (Stokes Rowe Apartments) have been prepared assuming that the Operating Partnership would continue as a going concern. In the past the property has always experienced high occupancy but has never been able to support operations due to excessive operating expenses. During the fourth quarter of 2002 average occupancy decreased to 75%, and remained at 75% through the third quarter of 2003. Both of the Operating Partnership's mortgages remain in technical default for non-payment. The first permanent loan is payable to the stockholder of Southwark Realty, an affiliate of the Operating General Partner. The Operating General Partner continues to show support for this property and the operations therein and continues to fund operating deficits. It was noted in a site visit in 2001 that the property had a number of tenant files that were not in compliance due to improper documentation. In addition, the State Agency issued 8823's for failing to file the required Annual Owner's Certifications. The Management Agent was recently replaced due to a perceived lack of progress on bringing the tenant files into compliance, as well as the declining occupancy. The Investment General Partner continues negotiations to sell the Operating Partnership interest to the Operating General Partner. Should the negotiations prove to be unsuccessful, there remains a chance that the Operating Partnership will be foreclosed upon by the holder of the first permanent loan.

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

East Ridge Associates Limited Partnership (East Ridge Estates) received a copy of a Notice of Acceleration and Demand for Payment, filed by the United States Department of Agriculture/Rural Development (USDA/RD), in May 1999. The General Partner of the Operating Partnership filed an appeal with the National Appeals Division in November 1999 and the decision to accelerate the mortgage was upheld by the USDA/RD National Appeals Division on January 31, 2000. The Operating General Partner submitted a workout plan, but the plan was not accepted by the lender, USDA/RD. The Partnership's operations continue to suffer from ongoing operating deficits, the delinquent mortgage, and under funded reserves. The audit was noted as a "going concern opinion" in 2002. Although the Operating General Partner has made numerous attempts to rectify the Notice of Acceleration through several revisions of the proposed workout plan, it appears almost certain that the property mortgage will be foreclosed in 2004. A final attempt by the Operating General Partner is being made to avoid foreclosure proceedings. However, it appears that the foreclosure is likely in 2004.

The liquidity of the Harbor Hill Associates Limited Partnership (Harbor Hill Estates) has been adversely affected by recurring losses from operations. The operating deficits have prevented the Operating Partnership from meeting obligations as they become due and from making required deposits to the replacement reserve account. The Operating Partnership received a service letter (mortgage default notice) from United States Department of Agriculture/Rural Development (USDA/RD) on January 3, 2001. A workout plan to address these issues was approved by USDA/RD in December 2001. The Operating General Partner has requested that future advances per the workout plan to the Operating Partnership be interest bearing. The Operating General Partner is in compliance with the terms of the workout plan, and the workout plan appears to be helping with the turn around of the property. USDA/RD has allowed the property to admit non-elderly tenants that are income qualified due to a change in the demographics of the marketplace of Bar Harbor, ME. Third quarter 2003 occupancy remains at 100%. While foreclosure remains a possibility for this partnership, all required actions are in order to prevent this from occurring.

Kingsley Park Associates Limited Partnership (Kingsley Park Apartments) is a 312-unit project located in Essex, Maryland. The property had operated significantly below break-even in 2002, due to extremely high utility bills that resulted from an inefficient boiler system. During 2002 revenue decreased due to a large number of vacancies resulting from crime problems on-site. Management hired a new site manager that has improved security and has been working closely with the Baltimore Housing Authority to stabilize occupancy. In 2002, the Baltimore Police increased patrolling of the property, which has also reduced crime. As a result, physical occupancy as of August 31, 2003 is 97%. However, the property is not anticipated to operate above breakeven during 2003 due to the continuing inefficiencies of the boiler system. The 15 year tax credit compliance period expired at year-end 2002. The Operating General Partner is currently developing a proposal for tax credit re-syndication that will allow for the rehabilitation of the units and the replacement of the boiler system. However, the Operating General Partner has indicated that they may be unable to completely fund operating deficits during 2003. If additional funding is not provided, the property will be unable to continue funding the mortgage requirements, and foreclosure proceedings are likely to commence. The mortgage, taxes, and property insurance are current as of August 31, 2003.

Lake Havasu Investment Group (Anacapa Apartments) is a 40-unit family property located in Lake Havasu, AZ. Despite an average occupancy of 92%, the property operated below breakeven in 2002 due to high operating expenses. As a result, accounts payable increased and escrow accounts were underfunded. Occupancy averaged 98% through the third quarter of 2003. The rental increase that was awarded to the property in January 2003 is allowing the property to generate significant cash, reduce payables, and replenish the under funded escrow accounts. Due to the improved performance the Investment General Partner will no longer provide special disclosure on this Operating Partnership in the future.

Nebraska City Senior, A Limited Partnership, (Southside Estates) an elderly housing complex located in Nebraska City, Nebraska, operated at a cash flow deficit in 2002 but operated above breakeven during the first three quarters of 2003. The main reason for the cash expenditure in 2002 was low occupancy. During 2002, five of the tenants at the property passed away, and this caused the occupancy level to slip. The average occupancy through September 2003 was 86%, although it averaged 97% for the third quarter 2003. By the end of September 2003, the property was 100% occupied. The management company is doing more aggressive marketing, which includes flyers, cold calls and they are considering offering some incentives. Management believes that the increased occupancy will help the property to continue to generate cash.

Garden City Family Housing, (Harvest View Apartments) located in Garden City, Missouri, operated below breakeven during all of 2002 and the first half of 2003. The main reason for its cash expenditure was its low occupancy and high operating expenses. Occupancy averaged 80% through the third quarter of 2003, and 74% overall in 2002. The major issues impacting the occupancy at the property are lack of rental assistance and a poor local economy. Management continues to market the property to prospective tenants through newspapers and local civic agencies, and continues to seek more rental assistance from Rural Development. The high operating expenses are due to the property's age and consequent need for repairs. When the current management company began managing the property in 2001, there were numerous items of deferred maintenance. Since then, management has corrected a number of these items, which in turn has increased maintenance costs. Management is actively watching expenses to ensure that they do not increase above budgeted figures. The property's mortgage, taxes and insurance are all current.

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

(a)Exhibits

31 (a) Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

31 (b) Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

32 (a) Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

32 (b) Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

(b)Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Affordable Housing II
Limited Partnership

	By:	Boston Capital Associates Limited
Partnership, General Partner

		By:	BCA Associates Limited Partnership,
General Partner

		By:	C&M Management Inc.,
General Partner

Date: November 20 , 2003		By:	/s/ John P. Manning
John P. Manning