Form 10-Q
period 2003-12-31
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 2004-02-20
CIK 815024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2003

or

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
FOR THE QUARTER ENDED DECEMBER 31, 2003

TABLE OF CONTENTS

FOR THE QUARTER ENDED December 31, 2003

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

Disclosure_Controls_and_Procedures 16

Part_II_Other_Information 17

Signatures 18

American Affordable Housing II Limited Partnership

BALANCE SHEETS

	December 31, 2003 (Unaudited)	March 31, 2003 (Audited)

ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)	$ 503,460	$ 614,954

Cash and cash equivalents	986,184	925,288
Other assets	17,849	17,849

	$ 1,507,493	$ 1,558,091

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES

Accounts payable affiliates	$ 6,614,715	$ 6,267,665

PARTNERS' DEFICIT

Limited Partners
Units of limited partnership interest, $1,000 stated value per unit; issued and outstanding, 26,501 units (Note A)	(4,826,245)	(4,432,573)
General Partners	(280,977)	(277,001)

	(5,107,222)	(4,709,574)

	$ 1,507,493	$ 1,558,091

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2003	2002

Income
Interest income	$ 1,106	$ 2
Other income	18,600	-
	19,706	2

Share of income (loss) from Operating Partnerships (Note D)	(2,873)	(35,252)

Expenses
Professional fees	16,638	3,351
General and administrative expenses	1,849	5,336
Asset management fees (Note C)	89,722	110,466
	108,209	119,153

NET LOSS	$ (91,376)	$(154,403)

Net loss allocated to general partners	$ (914)	$ (1,544)

Net loss allocated limited partners	$ (90,462)	$(152,859)

Net loss per unit of limited partnership interest	$ (3)	$ (6)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2003	2002

Income
Interest income	$ 3,505	$ 99
Other income	21,717	4,028
	25,222	4,127

Share of income (loss) from Operating Partnerships (Note D)	(68,540)*	(140,755)

Expenses
Professional fees	64,664	31,988
General and administrative expenses	9,090	11,089
Asset management fees (Note C)	280,576	320,848
	354,330	363,925

NET LOSS	$ (397,648)	$(500,553)

Net loss allocated to general partners	$ (3,976)	$ (5,006)

Net loss allocated limited partners	$ (393,672)	$(495,547)

Net loss per unit of limited partnership interest	$ (15)	$ (19)

* Includes gain on sale of Operating Partnerships of $42,955.

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total

Partners' Deficit April 1, 2003	$(4,432,573)	$(277,001)	$(4,709,574)

Net loss	(393,672)	(3,976)	(397,648)

Partners' Deficit December 31, 2003	$(4,826,245)	$(280,977)	$(5,107,222)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2003	2002
Cash flows from operating activities:

Net Loss	$ (397,648)	$ (500,553)
Adjustments:
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	68,539	140,755
Changes in assets and liabilities:
Decrease (Increase) in other assets	-	(5,000)
Increase in accounts payable and accrued expenses	347,050	333,453

Net cash provided by (used in) operating activities	17,941	(31,345)

Cash Flows from investing activities:
Proceeds from the sale of Operating Partnerships	42,955	-

Net cash provided by (used in) operating activities	42,955	-

INCREASE (DECREASE) IN CASH	60,896	(31,345)

Cash and cash equivalents, beginning	925,288	35,131

Cash and cash equivalents, ending	$ 986,184	$ 3,786

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2003
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2003 and for the three and nine months then ended have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements are read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report Statement on Form 10-K.

The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the fiscal year ending March 31, 2004.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2003

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

An annual asset management fee based on 0.5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued as payable to Boston Capital Asset Management Limited Partnership. The annual asset management fees accrued for the quarters ended December 31, 2003 and 2002 were $99,756 and $110,465, respectively. Total asset management fees accrued as of December 31, 2003 were $6,330,301.

During the quarters ended December 31, 2003 and 2002 affiliates of the General Partner advanced $16,173 and $5,000, respectively, to the Partnership to pay operating expenses of the Partnership, or to make advances and/or loans to Operating Partnerships. Total advances for such costs at December 31, 2003 were $256,301. These and any additional advances will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

The Partnership has also accrued certain affiliate administrative expenses including but not limited to travel, printing, salaries, postage, and overhead allocations. The amounts accrued during the quarters ended December 31, 2003 and 2002 were $136 and $454, respectively. Total accruals at December 31, 2003 were $28,113.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2003 and 2002, the Partnership had limited partnership equity interests in 45 and 49 Operating Partnerships, each of which owned an apartment complex.

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments upon each Operating Partnership achieving specified levels of construction and/or operations. At December 31, 2003 and 2002, all such capital contributions had been paid to the Operating Partnerships.

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2003.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2003
(Unaudited)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

The unaudited combined statements of operations of the Operating

Partnerships for the Nine Months ended September 30, 2003 and 2002 are as follows:

	2003	2002

Revenues
Rental income	$ 6,212,108	$ 7,770,044
Interest and other	162,510	405,833

	6,374,618	8,175,877

Expenses
Interest expense	1,924,834	2,405,547
Depreciation and amortization	1,836,358	1,985,699
Operating expenses	4,508,307	5,462,626
	8,269,499	9,853,872

NET LOSS	$ (1,894,881)	$ (1,677,995)

Net loss allocation to American Affordable Housing II Limited Partnership	$ (75,904)	$ (140,756)

Net loss allocated to other partners	$ (759)	$ (1,408)

Net loss suspended	$ (1,818,218)	$ (1,535,831)

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

December 31, 2003

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

The Partnership is currently accruing the annual asset management fee. Asset management fees accrued during the quarters ended December 31, 2003 and 2002 were $99,756 and $110,465, and total asset management fees accrued as of December 31, 2003 were $6,330,301. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

The Partnership has recognized other income as of December 31, 2003 in the amount of $21,717. Of this amount, $3,117 represents distributions from Operating Partnerships, which the Partnership normally would record as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income. The balance of $18,600 represents transfer fees charged on changes in limited partner interest.

The Partnership has recorded $6,614,714 as payable to affiliates. This represents advances to pay certain third party operating expenses of the Partnership, advances and/or loans to Operating Partnerships, accrued partnership management fees, and accrued overhead allocations. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or the proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.

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

As of December 31, 2003, the Partnership had committed to investments requiring cash payments of $18,613,793, all of which has been paid. At December 31, 2003, the Partnership held $986,184, in cash and cash equivalents. Of the total $947,745 represented proceeds from the sale of 4 Operating Partnerships and $38,439 represented working capital. Since the Partnership has completed funding of all investments, it anticipates that there should be no significant need for capital resources in the future.

Results of Operations

As of December 31, 2003 and 2002 the Partnership held limited partnership interests in 45 and 49 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

As of December 31, 2003 and 2002 the Qualified Occupancy of the Operating Partnership's was 100%, respectively. The Partnership had a total of 45 properties at December 31, 2003, all of which were at 100% Qualified Occupancy.

The Partnership had invested in a total of 45 and 49 Operating Partnerships as of December 31, 2003 and 2002. During the quarters ended December 31, 2003 and 2002, the Partnership received $10,033 and $0, respectively, of reporting fees from the Operating Partnerships.

The Partnership incurred an annual asset management fee to Boston Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual asset management fee incurred, net of reporting fees received, during the quarters ended December 31, 2003 and 2002 was $89,722 and $110,466, respectively. The reduction in the fee incurred was a result of the removal of the portion of the fee attributed to the 4 Operating Partnerships sold, and an increase in reporting fees received.

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

The Operating General Partner of Malone Housing Redevelopment Company (Maple Ridge Apartments) negotiated a sale of his General Partner interest. As the Operating Partnership tax credit compliance period has expired the Investment Limited Partner negotiated an agreement with the new Operating General Partner to sell the Investment Limited Partner interest. This transaction was finalized in August 2003, and proceeds payable to the Investment Partnership of $23,863.83 were received on September 9, 2003. Of the total proceeds received, it is anticipated that $10,000 or $.38 per unit will be returned to the Limited Partners. The balance of $13,863.83 will be used to paydown accrued asset management fees.

Historically, the financial statements of Rouse Stokes Rowe Housing Associates, L.P. (Stokes Rowe Apartments) have been prepared assuming that the Operating Partnership would continue as a going concern. In the past the property has always experienced high occupancy but has never been able to support operations due to excessive operating expenses. During the fourth quarter of 2002 average occupancy decreased to 75%, and remained at 75% through the fourth quarter of 2003. Both of the Operating Partnership's mortgages remain in technical default for non-payment. The first permanent loan is payable to the stockholder of Southwark Realty, an affiliate of the Operating General Partner. The Operating General Partner continues to show support for this property and the operations therein and continues to fund operating deficits. It was noted in a site visit in 2001 that the property had a number of tenant files that were not in compliance due to improper documentation. In addition, the State Agency issued Low Income Housing Credit Agencies Report of Noncompliance forms 8823's for failing to file the required Annual Owner's Certifications. The tax credit compliance period ended on December 31, 2002. The Investment General Partner continues negotiations to sell the Operating Partnership interest to the Operating General Partner. Should the negotiations prove to be unsuccessful, there remains a chance that the Operating Partnership will be foreclosed upon by the holder of the first permanent loan.

The management company's marketing at Lovington Housing Associates, L.P. (Southview Place Apartments) was successful in increasing and maintaining high occupancy. The average occupancy for year-end 2003 was 91%. The management company's aggressive marketing continues to benefit the property and a waiting list is being accumulated to offset any future vacancies. The property operated above break even for year ending December 31, 2002 and is anticipated to operate above break even in 2003. Annualized year to date information for 2003 indicates the property will produce net income of $5,762. The cash flow will be used to pay down trade payables and address deferred maintenance. The property's mortgage, taxes and insurance payments are current.

East Ridge Associates Limited Partnership (East Ridge Estates) received a copy of a Notice of Acceleration and Demand for Payment, filed by the United States Department of Agriculture/Rural Development (USDA/RD), in May 1999. The Operating General Partner filed an appeal with the National Appeals Division in November 1999 and the decision to accelerate the mortgage was upheld by the USDA/RD National Appeals Division on January 31, 2000. Subsequently the Operating General Partner submitted a workout plan, but the plan was not accepted by the lender, USDA/RD. The Partnership's operations continue to suffer from ongoing operating deficits, the delinquent mortgage, and under funded reserves. The auditors issued a "going concern opinion" in 2002. East Ridge Associates was scheduled for a foreclosure auction in early December 2003. The expiration of the Tax Credit Compliance Period is December 31, 2003. To prevent tax credit recapture of approximately $70,000, the Investment General Partner engaged an attorney to file Chapter 11 bankruptcy. The bankruptcy proceedings have successfully delayed the foreclosure until March 12, 2004.

The liquidity of the Harbor Hill Associates Limited Partnership (Harbor Hill Estates) has been adversely affected by recurring losses from operations. The operating deficits have prevented the Operating Partnership from meeting obligations as they become due and from making required deposits into the replacement reserve account. The Operating Partnership received a service letter (mortgage default notice) from USDA/RD on January 3, 2001. A workout plan to address these issues was approved by USDA/RD in December 2001. The Operating General Partner has requested that future advances per the workout plan to the Operating Partnership be interest bearing. The Operating General Partner is in compliance with the terms of the workout plan, and the workout plan appears to be helping with the turn around of the property. USDA/RD has allowed the property to admit non-elderly tenants that are income qualified due to a change in the demographics of the marketplace of Bar Harbor, ME. While fourth quarter occupancy declined to 92%. Foreclosure remains a possibility for this partnership, however all required actions are in order to prevent this from occurring.

Kingsley Park Associates Limited Partnership (Kingsley Park Apartments) is a 312-unit project located in Essex, Maryland. Physical occupancy as of August 31, 2003 is 97%, however, the property was unable to operate above breakeven during 2003 due to the continuing inefficiencies of the boiler system. Due to the operating deficits the Partnership is now delinquent with its mortgage payment. The 15 year tax credit compliance period expired December 31, 2002. The Operating General Partner has been unsuccessful to date in developing a proposal for tax credit re-syndication that will allow for the rehabilitation of the units and the replacement of the boiler system. If the Operating General Partner is unable to develop a viable re-syndication strategy the lender may begin foreclosure proceedings in 2004.

Lake Havasu Investment Group (Anacapa Apartments) is a 40-unit family property located in Lake Havasu, AZ. Occupancy for 2003 averaged 98%, and as of 12/31/03 occupancy has improved to 100%. The property operated above breakeven for 2003. A rental increase that was awarded to the property in January 2003 is allowing the property to generate significant cash, reduce payables, and replenish the under funded escrow accounts. Provided that the improved performance continues, the Investment General Partner will no longer provide special disclosure on the Partnership.

Nebraska City Senior, A Limited Partnership, (Southside Estates) an elderly housing complex located in Nebraska City, Nebraska, operated below breakeven for 2003 due to low occupancy and high turnover, which resulted in increased maintenance expenses. Average occupancy for 2003 was 84%. To address the low occupancy management recently hired a new site manager for the property. With input from the new site manager the Operating General Partner and management company are in the process of developing a marketing strategy to improve occupancy. The property's mortgage and insurance are current, however the property has past due real estate taxes for 2002 and 2003. The Investment General Partner will continue to work with the Operating General Partner to address the delinquent real estate taxes and low occupancy.

Garden City Family Housing, (Harvest View Apartments) located in Garden City, Missouri, operated below breakeven for 2003 due to low occupancy and increased capital expenditures. Occupancy averaged 81% for 2003, and as of 12/31/03 has improved to 88%. The major issues impacting occupancy are the lack of rental assistance and units not being rent ready. The property has rental assistance for 12 of the units and is petitioning rural development for additional rental assistance. Currently the property has two vacant units that are not rent ready, however management is in the process of getting these units rent ready for use. Management continues to market the property to prospective tenants through newspapers and local civic agencies. The property has had high maintenance expenses due to its age. In 2003 management addressed a number of the maintenance issues, and anticipates addressing the remaining issues in 2004. Management is actively watching expenses to ensure that they do not increase above budgeted figures and the property's mortgage, taxes and insurance are all current.

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

American Affordable Housing II
Limited Partnership

	By:	Boston Capital Associates Limited
Partnership, General Partner

		By:	BCA Associates Limited Partnership,
General Partner

		By:	C&M Management Inc.,
General Partner

Date: February 20 , 2004		By:	/s/ John P. Manning
John P. Manning