Form 10-K
period 2004-03-31
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 2004-07-14
CIK 815024

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

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

Yes         ☒            No           ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the ACT)

Yes         ☐            No           ☒

DOCUMENTS INCORPORATED BY REFERENCE

The following documents of the Registrant are incorporated by reference:

Form 10-K Parts	Documents

Parts III and IV	Prospectus of the registrant dated September 22, 1988, as supplemented

AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
(a Massachusetts limited partnership)

FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED
March 31,2004

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

The Partnership was formed to acquire limited partner interests in limited partnerships (the” Operating Partnerships”), each of which was to own and operate an apartment complex for low- and moderate income tenants.  Each apartment complex qualified for the low-income housing tax credit under Section 42 of the Internal Revenue Code of 1986, as amended, (the “Code”), and some apartment complexes also qualified for the historic rehabilitation tax credit under Section 47 of the Code.  Section 236 (f) (ii) of the National Housing Act, as amended, in Section 101 of the Housing and Urban Development Act of 1965, as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance such as Tax Credits.  The payments for each tenant, which are made directly to the owner of their property, generally are in such amounts as to enable the tenant to pay rent equal to 30% of the adjusted family income.  Some of the Apartment Complexes in which the Partnership has invested are receiving such rent supplements from HUD.

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

The offering of Class A Limited Partner interests (the “Units”) in the Partnership (the “Public Offering”) began on February 2, 1988 and was concluded on September 21, 1988.  Investors purchasing 26,501 Units contributed $26,501,000 to the Partnership.  The Partnership held interests in 44 Operating Partnerships at March 31, 2004.  See Item 2.

Item 2.            Properties

As of its fiscal year ending March 31, 2004, the Partnership held Limited Partnership interests in the Operating Partnerships described below.  In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as “Qualified Occupancy.”  Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The General Partners believe that there is adequate casualty insurance on the properties.

Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

American Affordable Housing II Limited Partnership

PROPERTY PROFILES AS OF March 31, 2004

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Completion Date	Qualified Occupancy 3/31/04	Capital Contributed

Anacapa Apartments	Lake Havasu, AZ	40	$1,527,172	4/88	100%	$348,915

Anthony Garden Apartments	Green Valley, AZ	100	3,803,042	3/89	100%	751,267

Blairview Apartments	Blairsville,PA	42	1,405,819	12/88	100%	308,388

Bloomfield Apartments	Bloomfield, MO	16	361,406	6/88	100%	62,878

Boardman Lake II Apartments	Travers City, MI	32	963,232	5/89	100%	202,700

Bowdoinham Estate	Bowdoinham, ME	25	1,255,814	5/89	100%	308,824

Brookhollow Apartments	Brookshire, TX	48	1,340,334	8/88	100%	160,000

Center Way Apartments	Shelbyville, TN	20	600,926	7/88	100%	136,620

Casa Valencia	Belen, NM	39	1,465,576	12/88	100%	303,000

Cedar Forest Apartments	Brewton, AL	33	935,106	6/88	100%	219,696

Charters Cove Apartments	St. Ignace, MI	24	757,331	5/88	100%	166,200

Deer Crossing Apartments	Farmington, ME	24	1,161,290	4/89	100%	312,920

Fredericktown Apartments II	Frederick-town, MO	16	363,415	5/88	100%	79,670

Harbor Hill Estates	Bar Harbor, ME	25	1,198,175	2/89	100%	325,500

Harbour Oaks Apartments	East China, MI	32	883,428	11/88	100%	191,500

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Completion Date	Qualified Occupancy 3/31/04	Capital Contributed

Harvest View	Garden City, MO	16	$376,023	6/88	100%	$86,785

Kersey Apartments	Kersey, CO	32	1,190,183	10/88	100%	226,000

Kingsley Park Apartments	Essex, MD	312	9,511,457	10/88	100%	1,750,000

Maple Tree Estates	Mapleton, ME	25	1,215,301	4/89	100%	325,500

Michelle Manor Apartments	Green Valley, AZ	24	890,701	9/88	100%	174,264

Middleburg Bluffs	Middleburg, FL	45	1,391,258	3/89	100%	375,283

Nicollete Island Homes	Minneapolis, MN	22	975,020	12/88	100%	713,000

Paige Hall Apartments	Minneapolis, MN	69	2,253,150	4/89	100%	472,336

Partridge Meadows	McMinnville, TN	48	1,376,397	10/88	100%	296,461

Perramond Estates	Madawaska, ME	25	1,161,181	4/89	100%	287,000

Pine Knoll Manor	Smithfield, NC	33	1,339,371	5/89	100%	309,450

Pine Ridge Apartments	Port St. Joe, FL	50	1,453,025	6/88	100%	384,180

Pine Terrace Apts. Phase III	Callahan, FL	40	1,173,055	1/89	100%	309,500

Platteville Apartments	Platteville, CO	16	544,417	10/88	100%	120,000

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Completion Date	Qualified Occupancy 3/31/04	Capital Contributed

River Place Apartments	Holyoke, MA	100	$3,695,488	3/89	100%	$1,824,000

Sara Pepper Place	Dixfield, ME	12	622,118	3/88	100%	171,189

Silver Pines Apartments	Fryburg, ME	25	1,357,040	8/88	100%	351,547

South Estates	Nebraska City, NE	15	410,747	7/88	100%	85,911

South View III	Marionville, MO	8	190,134	5/88	100%	42,100

Southview Place Apts	Lovington, NM	48	$1,052,298	2/89	100%	$245,602

Spring Hollow Apartments	Springfield, GA	52	1,411,707	3/88	100%	321,860

Stokes Rowe	Philadelphia, PA	16	1,054,279	6/88	100%	673,000

Story Hill Estates	Washburn, ME	24	1,191,361	1/89	100%	322,425

Suncrest Apartments	Newport, TN	32	952,531	5/88	100%	210,960

Lodging House at 300 Shawmut Ave.	Boston, MA	15	610,764	12/88	100%	508,000

The Village Chase Apts	Zephyrhills, FL	48	1,465,285	4/89	100%	386,368

Village Walk Apts	Zephyrhills, FL	43	1,371,485	3/89	100%	362,500

Wildwood Villas II	Statesboro, GA	58	1,448,996	9/88	100%	369,260

Willowbrook Place	Immokalee, FL	41	1,296,485	3/88	100%	328,711

Item 3.            Legal Proceedings

None.

Item 4.            Submission of Matters to a Vote of Security-Holders

None.

PART II

Item 5.            Market for the Fund’s Limited Partnership Interests and RelatedPartnership Matters and Issuer Purchases of Partnership Interests

There is no established public trading market for the Units and it is not anticipated that any public market will develop for the purchase and sale of any Units.

As of March 31, 2004, the Partnership had 2,207 registered holders of an aggregate of 26,501 Units.

The Partnership made no distributions to its Limited Partners from Operating Partnership cash flow from its inception on May 13, 1987 through March 31, 2004.  Because the Partnership invested in Operating Partnerships owning apartment complexes, which receive government assistance, the cash distributions which may be made by the Operating Partnerships are often restricted.  The Partnership does not anticipate that it will provide significant cash distributions to its Limited Partners in circumstances other than refinancing or sale of apartment complexes by the Operating Partnerships.

It is anticipated that a distribution will be made to the Limited Partners in July 2004 of proceeds received from the sale of some of the Operating Partneships.

Item 6.            Selected Financial Data

The information set forth below presents selected financial data of the Partnership for each of the years in the five year period ended March 31, 2004.  Additional detailed financial information is set forth in the audited financial statements listed in Item 15 hereof.

	March 31 2004	March 31 2003	March 31 2002	March 31, 2001	March 31, 2000
Operations

Interest Income	$5,200	$1,322	$726	$19,191	$1,604
Other Income	27,151	5,793	2,627	4,477	7,070
Share of Losses from Operating Partnerships	(31,312)	(49,915)	(217,158)	(362,290)	(373,152)
Operating Expenses	(453,820)	(479,938)	(447,021)	(468,711)	(470,987)

Net Loss	$(452,781)	$(522,738)	$(660,826)	$(807,333)	$(835,465)

Net Loss per Unit of Limited Partnership Interest	$(16.91)	$(19.53)	$(24.69)	$(30.16)	$(31.21)

	March 31, 2004	March 31, 2003	March 31, 2002	March 31, 2001	March 31, 2000
Balance Sheet

Total Assets	$1,558,235	$1,558,091	$1,635,590	$1,852,151	$2,230,488

Total Liabilities	$6,720,590	$6,267,665	$5,822,426	$5,378,161	$4,949,165

Partners’ Equity (Deficit)	$(5,162,355)	$(4,709,574)	$(4,186,836)	$(3,526,010)	$(2,718,677)

Other Data

Credit Per BAC*	$4.90	$4.90	$4.80	$4.50	$6.69

The credit per BAC data is reported for the calendar year which ends in the third quarter of the related fiscal year.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

The Partnership’s primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity have included (i) interest earned on capital contributions held pending investment or held for working capital reserves and (ii) cash distributions, if any, from operations of the Operating Partnerships in which the Partnership has invested.  Both of these sources of liquidity are available to meet the obligations of the Partnership.  The Partnership is currently accruing the annual asset management fees.  Asset management fees accrued during the year ended March 31, 2004 were $407,523 and total asset management fees accrued as of March 31, 2004 were $6,430,057. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sale or refinancing proceeds from Operating Partnerships, and at that time proceeds from such sales or refinancing would be used to satisfy such liabilities.

Affiliates of the General Partners have advanced $261,667 to the Partnership to pay certain third party operating expenses as of March 31, 2004.  In addition, the Partnership has accrued $28,867 for expenses other than the annual asset management fees that have been incurred by but not yet reimbursed to the affiliates. These and any additional advances and accruals will be repaid, without interest, from available cash flow, reporting fees or the proceeds of sales or refinancing of the Partnership’s interests in Operating Partnerships.  Cash flow and reporting fees will be added to the Partnership’s Working Capital and will be available to meet future third party obligations of the Partnership.  The Partnership is currently pursuing, and will continue to aggressively pursue, available cash flow and reporting fees.  No significant distributions of cash flow from the Operating Partnerships are anticipated on a long term or short term basis due to the restrictions on rents which apply to low-income apartment complexes.

Capital Resources

The Partnership received $26,501,000 in subscriptions for Units (at $1,000 per Unit) during the period February 2, 1988 to September 21, 1988 pursuant to the Public Offering, resulting in net proceeds available for investment in Operating Partnerships (after payment of acquisition fees and expenses and funding of a reserve) of approximately $18,550,700.

As of March 31, 2004, the Partnership had committed to investments requiring cash payments of $18,613,793, all of which has been paid.  At March 31, 2004, the Partnership held working capital of $51,954 and proceeds from the sale of 4 properties of $947,745.  Since the Partnership has completed funding of all investments, it anticipates that there should be no significant need for capital resources in the future.

Results of Operations

The Partnership was formed with the investment objectives set forth above under Item 1.  The Partnership incurs an annual asset management fee to Boston Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships.  The annual asset management fee incurred for the fiscal years ended March 31, 2004 and 2003 was $370,138 and $430,991, respectively. The amounts incurred are net of reporting fees received of $37,385 and $5,970, respectively.  Because the Partnership is not expected to receive any significant cash flow from the Operating Partnerships in subsequent years, the annual asset management fee is currently being deferred and is expected to be paid from the proceeds of sales or refinancing of the Partnership’s interests in Operating Partnerships.  The amount is expected to continue to decrease in future years as additional interests in Operating Partnerships are sold and the portion of the fee attributed to those Operating Partnerships is not longer incurred.

The Partnership expects that all of its cash receipts will be used to pay third party operating expenses.  The Partnership reported interest income of $5,200 and $1,322, respectively, in the fiscal years ended March 31, 2004 and 2003.  During the fiscal years ended March 31, 2004 and 2003, the Partnership received $6,816 and $5,793, respectively, in distributions of cash flow and $37,385 and $5,970,respectively, of reporting fees from the Operating Partnerships. The total cash flow received in the fiscal years ended March 31, 2004 and 2003 was recorded as miscellaneous income instead of as a decrease in Investments in Operating Limited Partnerships, due to the equity method of accounting.  Reporting fee income in the current fiscal year was higher primarily due to the collection of outstanding reporting fees for multiple prior years of outstanding reporting fees for 3 of the Operating Partnerships. No other significant sources of income are anticipated.

As of March 31, 2004 and 2003 the Partnership held limited partnership interests in 44 and 47 Operating Partnerships, respectively. The decrease in the number of Operating Partnerships was due to the sale of two of the Operating Partnerships and the foreclosure of one Operating Partnership in the year ended March 31, 2004.  In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit.  Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as “Qualified Occupancy”.  Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The General Partners believe that there is adequate casualty insurance on the properties.

As of March 31, 2004 and 2003 the Qualified Occupancy for the Partnership was 100%.  The Partnership had a total of 44 properties at March 31, 2004, all of which were at 100% qualified occupancy.

For the years ended December 31, 2003 and 2002 the Operating Partnerships reflected a net income of $62,792 and $432,284, respectively, when adjusted for depreciation which is a non-cash item.

The decrease in adjusted net income is primarily the result of income not realized in the current year for Operating Partnerships that were sold.  It is also attributable to deteriorating operations at one of the Operating Partnerships, Kingsley Park Associates, for which further details are provided below.

For the tax year ended December 31, 2003 and 2002 the Partnership generated $2,553,147 and $2,992,633, respectively, in passive income tax losses that were passed through to the investors and also provided $2.8 and $4.9, respectively, in tax credits per BAC to the investors.  The Operating Partnerships were allocated tax credits for 10 years.  Based on each Operating Partnership’s lease-up, the total credits could be spread over as many as 13 years.  In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year.  Since many of the partnerships are already in their tenth through thirteenth year of credits the tax credits generated per BAC are expected to decrease to zero in future years.

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

MHP commenced litigation against Washington Mews and requested that the court hold the mortgage discharge until the litigation is resolved.  The court denied MHP’s request, and in the first quarter 2004, MHP and Washington Mews reached an agreement regarding the participation payment.  The litigation has been dismissed, and it is anticipated that the sale proceeds amount will be finalized and distributed in July 2004.  The outcome of the litigation is not expected to have a material effect on the sale proceeds received or to be distributed.

The Operating General Partner of Carthage Court Housing Company (Champion Apartments II) negotiated a sale of his General Partner interest.  As the tax credit compliance period has expired the Investment General Partner negotiated an agreement with the new Operating General Partner to sell the Investment Limited Partner interest.  This transaction was finalized in August 2003, and proceeds payable to the Investment Partnership of $19,091.06 were received September 9, 2003.  Of the total proceeds received, it is anticipated that $10,000 or $.38 per unit will be returned to the Limited Partners.  The balance of $9,091.06 will be used to paydown accrued asset management fees.

The Operating General Partner of Malone Housing Redevelopment Company (Maple Ridge Apartments) negotiated a sale of his General Partner interest.  As the Operating Partnership tax credit compliance period has expired the Investment General Partner negotiated an agreement with the new Operating General Partner to sell the Investment Limited Partner interest.  This transaction was finalized in August 2003, and proceeds payable to the Investment Partnership of $23,863.83 were received on September 9, 2003.  Of the total proceeds received, it is anticipated that $10,000 or $.38 per unit will be returned to the Limited Partners.  The balance of $13,863.83 will be used to paydown accrued asset management fees.

East Ridge Associates Limited Partnership (East Ridge Estates) received a copy of a Notice of Acceleration and Demand for Payment, filed by the United States Department of Agriculture/Rural Development (USDA/RD), in May 1999.  All attempts by the Operating General Partner and Investment General Partner to remedy the situation were exhausted and failed.  On March 12, 2004 the property was foreclosed. Because the foreclosure occurred after completion of the tax credit compliance period, which expired on December 31, 2003, there was no recapture of credits or penalties imposed by the IRS.

Historically, the financial statements of Rouse Stokes Rowe Housing Associates, L.P. (Stokes Rowe Apartments) have been prepared assuming that the Operating Partnership would continue as a going concern.  In the past the property has always experienced high occupancy but has never been able to support operations due to excessive operating expenses.  During the fourth quarter of 2002 average occupancy decreased to 75%, and remained at 75% through the fourth quarter of 2003.  Both of the Operating Partnership’s mortgages remain in technical default for non-payment.  The first permanent loan is payable to the stockholder of Southwark Realty, an affiliate of the Operating General Partner.  It was noted in a site visit in 2001 that the property had a number of tenant files that were not in compliance due to improper documentation.  In addition, the State Agency issued Low Income Housing Credit Agencies Report of Noncompliance forms 8823’s for failing to file the required Annual Owner’s Certifications. The tax credit compliance period ended on December 31, 2002.  The Investment General Partner continues negotiations to sell the Operating Partnership interest to the Operating General Partner.  Should the negotiations prove to be unsuccessful, there remains a chance that the Operating Partnership will be foreclosed upon by the holder of the first permanent loan.

Lovington Housing Associates L.P. (Southview Place Apartments) is a 48 unit property located in Lovington, New Mexico.  2004 is the property’s last year of compliance. The property’s average occupancy was down in 2003 compared with the prior year and expenses were up. In 2003, the property accrued asset, partnership, and management fees totaling $5,354. The 2003 audit indicates that the property generated cash of $4,344 because it under-funded the replacement reserve account and accrued fees.  If the required replacement reserve deposits were made, the DCR would have been 0.96 but instead it was 1.29.

The management company’s marketing efforts continue to be successful in increasing occupancy in 2004. The property’s average 2003 occupancy of 91% was increased to 93.7% at the end of the 1st quarter 2004. The property’s mortgage, taxes and insurance payments are current.

The liquidity of the Harbor Hill Associates Limited Partnership (Harbor Hill Estates) has been adversely affected by recurring losses from operations.  The operating deficits have prevented the Operating Partnership from meeting obligations as they become due and from making required deposits into the replacement reserve account.  Despite improved an average occupancy of 92% in 2003 the property continued to operate at a deficit.  The Operating Partnership received a service letter (mortgage default notice) from USDA/RD on January 3, 2001.  A workout plan to address these issues was approved by USDA/RD in December 2001.  The Operating General Partner has requested that future advances per the workout plan to the Operating Partnership be interest bearing.  The Operating General Partner is in compliance with the terms of the workout plan, and the workout plan appears to be helping with the turn around of the property.  USDA/RD has allowed the property to admit non-elderly tenants that are income qualified due to a change in the demographics of the marketplace of Bar Harbor, ME.  The Investment General Partner will continue to monitor this situation very closely.

Kingsley Park Associates Limited Partnership (Kingsley Park Apartments) is a 312-unit project located in Essex, Maryland.  Physical occupancy as of March 31, 2004 is 97%.  However, the property continues to operate at a deficit due to high operating expenses.  As a result of the ongoing deficits, the Partnership is now delinquent with its mortgage payments. The 15 year tax credit compliance period expired December 31, 2002.  The Investment General Partner is negotiating the sale of the Investment Limited Partner interests to the Operating General Partner for $1, with a corresponding distribution of the proceeds from the potential future sale of the property.  If the sales negotiations are unsuccessful there is a chance the first mortgage holder will foreclose.

Nebraska City Senior, A Limited Partnership, (Southside Estates) is a 15-unit elderly housing complex located in Nebraska City, Nebraska.  As of March 31, 2004, physical occupancy is 80% and the result, in part, of an aging-in-place population.  Management has added maintenance staff to address the capital needs and improve service delivery as well as increasing advertising to attract an applicant pool that is not solely dependent upon rental assistance. The property’s mortgage and insurance are current, however the property has past due real estate taxes for 2003.  The Investment General Partner will continue to work with the Operating General Partner to address the delinquent real estate taxes and low occupancy.

Garden City Family Housing, (Harvest View Apartments), a 16-unit property located in Garden City, Missouri, had an average occupancy of 81% in the first quarter of 2004.  Only 12 of the 16 units have rental assistance and the unsubsidized units together with the increased maintenance and capital needs of the property have made it difficult to attract applicants.  Management has petitioned Rural Development for rental assistance on the remaining four units and continues to market the property through newspapers and local civic agencies.  Management is carefully monitoring expenses and the mortgage, taxes and insurance are all current.

Contractual Obligations

As of March 31, 2004, the Partnership has the following contractual obligations (payments due by period):

Obligation	Total	<1 year		1-3 years	3-5 years	> 5 years
Asset Management Fees Payable to Affiliates	$6,430,057	$6,430,057	*	—	—

*Although currently due, Accrued Asset Management Fees will be paid only to the extent that proceeds from the sale or refinance of an Operating Partnership become available.

Off Balance Sheet Arrangements

None.

Principal Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Partnership to make certain estimates and assumptions.  A summary of significant accounting policies is provided in Note 1 to the financial statements.  The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Partnership’s financial condition and results of operations.  The Partnership believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

The Partnership is required to assess potential impairments to its long-lived assets, which is primarily investments in limited partnerships.  The Partnership accounts for its investment in limited partnerships in accordance with the equity method of accounting since the Partnership does not control the operations of the Operating Limited Partnership.

If the book value of the Partnership’s investment in an Operating Partnership exceeds the estimated value derived by management, which generally consists of the remaining future Low-Income Housing Credits allocable to the Partnership and the estimated residual value to the Partnership, the Partnership reduces its investment in any such Operating Limited Partnership and includes such reduction in equity in loss of investment of limited partnerships.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51, “Consolidated Financial Statements,” which provides new accounting guidance on when a business enterprise must consolidate a variable interest entity, as defined in FIN 46.  In December 2003, the FASB reissued the interpretation to clarify certain requirements and provide additional implementation guidance.  The general partners, after careful review and analysis of FIN 46, have preliminarily determined that FIN 46 will have no effect on the partnership’s current accounting for its investments in operating limited partnerships.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the balance sheets.  Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives.  The guidance in SFAS No. 150 generally was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The general partners have evaluated SFAS No. 150 and determined that it does not have an effect on the partnership’s financial reporting and disclosures.

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

Item 7A.         Quantitative and Qualitative Disclosure About Market Risk

Not Applicable

Item 8.            Financial Statements and Supplementary Data

The financial statements of the Partnership are listed in Item 15 as being filed as a part of this Report as Exhibits 13 and 99.2 and are incorporated herein by reference.

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.                                                       Controls & Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Partnership’s General Partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management, Inc. carried out an evaluation of the effectiveness of the Fund’s “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Fund’s disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Fund required to be included in the Partnership’s periodic SEC filings.

(b)	Changes in Internal Controls

There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended March 31, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

John P. Manning, age 55, is co-founder, and since 1974 has been the President and Chief Executive Officer of Boston Capital Corporation, where he is primarily responsible for strategic planning, business development and implementation of corporate growth strategies. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit Program and in the creation of affordable housing. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, which is the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He also serves as a member of the Advisory Board of the Woodrow Wilson Institute for International Scholars in Washington D.C and on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Richard J. DeAgazio, age 59, has been the Executive Vice President of Boston Capital Corporation, and President of Boston Capital Securities, Inc., Boston Capital’s NASD registered broker/dealer since 1981. Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers (NASD). He recently served as a member of the National Adjudicatory Council of the NASD. He was the Vice Chairman of the NASD’s District 11 Committee, and served as Chairman of the NASD’s Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee, the Direct Participation Program Committee and as Chairman of the Nominating Committee. He is a past President of the Real Estate Securities and Syndication Institute and a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter).

Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He is on the Board of Directors of FurnitureFind.com and Cognistar Corporation. He is a leader in the community and serves on the Board of Trustees for Bunker Hill Community College, the Business Leaders Council of the Boston Symphony, Board of Trustees of Junior Achievement of Northern New England, the Board of Advisors for the Ron Burton Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.

Jeffrey H. Goldstein, age 42, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses.  Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 58, is Executive Vice President and has been the Director of Institutional Investing for Boston Capital Corporation since 1992. Mr. Costello directs Boston Capital Corporation’s institutional investment business. He has overseen this segment of Boston Capital Corporation’s investment business which encompasses investment activities for corporate institutional funding, private proprietary funds and state CRA funds, since its inception in 1992. Mr. Costello has over 20 years experience in the real estate syndication and investment services industry, including previous roles at Boston Capital Corporation leading the acquisition team and managing the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company where he focused on real estate syndication. Mr. Costello has also held senior management positions with two major medical firms, Abbott Laboratories and Roche Diagnostics. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 40, was promoted to Chief Financial Officer of Boston Capital Corporation in May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting since January 2003 and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital, its affiliated entities and all Boston Capital sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and management of all working capital reserves.  He also oversees Boston Capital’s information and technology areas, including the strategic planning. Prior to joining Boston Capital in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

(f)                    Involvement in certain legal proceedings.

None.

(g)                   Promoters and control persons.

None.

(h)and(i)         The Partnership has no directors or executive officers and accordingly has no audit committee and no audit committee financial expert.  The Partnership is not a listed issuer as defined in Regulation 10A-3 promulgated under the Securities Exchange Act of 1934.

The General Partner of the Partnership, BCA Associates LP, has adopted a Code of Ethics that applies to the Principal Executive Officer and Principal Financial Officer of C&M Management, Inc.  The Code of Ethics will be provided without charge to any person who requests it.  Such request should be directed to, Marc N. Teal, Boston Capital Corp., One Boston Place, Boston, MA 02108.

Item 11.          Executive Compensation

(a), (b), (c), (d) and (e)

The Partnership has no officers or directors.  However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, the Partnership has paid or accrued obligations to the General Partners and their affiliates for the following fees during the 2004 fiscal year:

1. An annual asset management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership.   The annual asset management fee accrued during the year ended March 31, 2004 was $407,523.  The fee is payable without interest as sufficient funds become available.

2. The Partnership recorded as payable to affiliates of the General Partners a total of $3,866 for amounts charged to operations during the year ended March 31, 2004.  The charges include, but may not be limited to postage, printing, travel, and overhead allocations.

3. The Partnership recorded as payable to affiliates of the General Partners a total of $41,537 for amounts advanced to the Partnership to enable it to make advances to the Operating Partnerships.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

(a)           Security ownership of certain beneficial owners.

As of March 31, 2004, 26,501 BACs had been issued.  The Partnership is known to have one investor with holdings in excess of 5% of the total outstanding BACs in the Partnership.  Their holdings total 5.79% of the total outstanding BACs in the Partnership.

(b)           Security ownership of management.

The General Partners named in Item 1 own the entire outstanding general partner interests in the Partnership.  The General Partner has a 1% interest in all Profits, Losses, Credits and distributions of the Partnership.  The Partnership’s response to Item 12(a) is incorporated herein by reference.

(c)           Changes in control.

There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.   There is a provision in the Limited Partnership Agreement which allows, under certain circumstances, the ability to change control.

The Fund has no compensation plans under which interests in the Fund are authorized for issuance.

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

The amounts and kinds of compensation and fees are described on pages 9 to 11 of the Prospectus under the caption “Compensation of General Partners and Affiliate”, which is incorporated herein by reference.  See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partners and their affiliates during the period from April 1, 1993 through March 31, 2004.

Item 14.          Principal Accountant Fees and Services

Fees paid to the Fund’s independent auditors for Fiscal year 2004 were comprised of the following

Fee Type	2004	2003
Audit Fees	12,200	12,000

Audit Related Fees	1,200	1,200

Tax Fees	10,400	10,400

All Other Fees	—	—

Total	23,800	23,600

Audit Committee

The Fund has no Audit Committee.  All audit services and any permitted non-audit services performed by the Fund’s independent auditors are pre-approved by C&M Management, Inc.

PART IV

Item 15.          Exhibits, Financial Statement Schedules, and Reports on Form  8-K

(a) 1. Financial Statements

American Affordable Housing II Limited Partnership- Filed herein as Exhibit 13

Report of Independent Registered Public Accounting Firm
Balance Sheets, March 31, 2004 and 2003
Statements of Operations, Years ended March 31, 2004, 2003 and 2002
Statements of Changes in Partners’ Capital, Years ended March 31, 2003, 2003, and 2002
Statements of Cash Flows, Years ended March 31, 2004, 2003 and 2002
Notes to Financial Statements, Years ended March 31, 2004, 2003 and 2002

Riverplace Apartments Filed herein as Exhibit 99.2
Independent Auditors’ Report
Balance Sheets, December 31, 2003 and 2002
Statements of Operations, Years ended December 31, 2003 and 2002
Statements of Changes in Partners’ Capital, Years ended December 31, 2003 and 2002
Statements of Cash Flow, Years ended December 31, 2003 and 2002
Notes to Financial Statements, Years ended December 31, 2003 and 2002

(a) 2. Financial Statement Schedules

Schedule III - Real Estate and Accumulated Depreciation
Notes to Schedule III
Schedule III and Notes to Schedule III filed herein as part of Exhibit 13

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes hereto.

(b) 1. Reports of Form 8-K

No reports on Form 8-K were filed during the period ending March 31, 2004.

(c) 1	Exhibits

(3)	Amended and Restated Certificate and Agreement of Limited Partnership. (1)

(4)	Instruments defining the rights of security holders, including Indentures (same as Exhibit (3)).

(13)	Audited Financial Statement of American Affordable Housing Fund II Limited Partnership, filed herein

(31)	Certification 302
a.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein
b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

(32)	Certification 906
a.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein
b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

(99.1)	Independent Auditor’s Reports for Operating Partnerships, filed herein

(99.2)	Audited Financial Statements of Riverplace Apartments for the years ended December 31, 2003 and 2002; a significant subsidiary of the registrant, filed herein

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Affordable Housing II Limited Partnership

	By:	Boston Capital Associates Limited
Partnership, General Partner

		By:	BCA Associates Limited Partnership,
General Partner

		By:	C&M Management Inc.,
General Partner

Date: July 14, 2004		By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, thisreport has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE	SIGNATURE	TITLE

July 14, 2004	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive Officer), C&M Management Inc.

July 14, 2004	/s/ Marc N. Teal	Sr. Vice President, Chief
	Marc N. Teal	Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.