Form 10-Q
period 2004-06-30
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 2004-08-19
CIK 815024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2004

or

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

617-624-8900

(Registrant's telephone number, including area code)

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
FOR THE QUARTER ENDED JUNE 30, 2004

TABLE OF CONTENTS

FOR THE QUARTER ENDED June 30, 2004

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

Disclosure_Controls_and_Procedures 16

Part_II_Other_Information 17

Signatures 18

American Affordable Housing II Limited Partnership

BALANCE SHEETS

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)

ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)	$ 550,651	$ 558,536

Cash and cash equivalents	1,022,165	999,699
Other assets	5,490	-

	$ 1,578,306	$ 1,558,235

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES

Accounts payable affiliates	$ 6,820,474	$ 6,720,590

	6,820,474	6,720,590

PARTNERS' DEFICIT

Limited Partners
Units of limited partnership interest, $1,000 stated value per unit; issued and outstanding, 26,501 units (Note A)	(4,959,841)	(4,880,826)
General Partners	(282,327)	(281,529)

	(5,242,168)	(5,162,355)

	$ 1,578,306	$ 1,558,235

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2004	2003

Income
Interest income	$ 1,833	$ 1,352
Other income	3,666	3,117
	5,499	4,469

Share of income (loss) from Operating Partnerships (Note D)	17,114*	(69,535)

Expenses
Professional fees	7,800	26,350
General and administrative expenses	2,728	1,794
Asset management fees (Note C)	91,898	95,641
	102,426	123,785

NET LOSS	$ (79,813)	$ (188,851)

Net loss allocated to general partners	$ (798)	$ (1,889)

Net loss allocated limited partners	$(79,015)	$(186,962)

Net loss per unit of limited partnership interest	$ (3)	$ (7)

* Includes a gain on sale of Operating Partnership of $25,000.

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' Deficit April 1, 2004	$(4,880,826)	$(281,529)	$(5,162,355)

Net loss	(79,015)	(798)	(79,813)

Partners' Deficit June 30, 2004	$(4,959,841)	$(282,327)	$(5,242,168)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2004	2003
Cash flows from operating activities:

Net Loss	$ (79,813)	$ (188,851)
Adjustments:
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	7,886	69,535
Changes in assets and liabilities:
Decrease (Increase) in other assets	(5,490)	-
Increase in accounts payable and accrued expenses	99,883	105,600

Net cash provided by (used in) operating activities	22,466	(13,716)

INCREASE (DECREASE) IN CASH	22,466	(13,716)

Cash and cash equivalents, beginning	999,699	925,288

Cash and cash equivalents, ending	$ 1,022,165	$ 911,572

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2004
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2004 and for the three months then ended have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements are read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report Statement on Form 10-K.

The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the fiscal year ending March 31, 2004.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2004

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

An annual asset management fee based on 0.5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued as payable to Boston Capital Asset Management Limited Partnership. The annual asset management fee accrued for the quarters ended June 30, 2004 and 2003 was $99,756 and $105,465. Total asset management fees accrued as of June 30, 2004 were $6,529,814.

During the quarters ended June 30, 2004 and 2003 affiliates of the General Partner did not advance any money to the Partnership to pay operating expenses of the Partnership, or to make advances and/or loans to Operating Partnerships. Total advances for such costs at June 30, 2004 were $261,667. These and any additional advances will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

The Partnership also accrued certain affiliate administrative expenses including but not limited to travel, printing, salaries, postage, and overhead allocations. The amounts accrued during the quarters ended June 30, 2004 and 2003 were $127 and $138, respectively. Total accruals at June 30, 2004 were $28,995.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2004 and 2003, the Partnership had limited partnership equity interests in 43 and 47 Operating Partnerships, each of which owned an apartment complex.

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments upon each Operating Partnership achieving specified levels of construction and/or operations. At June 30, 2004 and 2003, all such capital contributions had been paid to the Operating Partnerships.

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2004.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2004
(Unaudited)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

The unaudited combined statements of operations of the Operating

Partnerships for the Three Months ended March 31, 2004 and 2003 are as follows:

	2004	2003

Revenues
Rental income	$ 2,474,018	$ 2,485,911
Interest and other	52,929	81,711

	2,526,947	2,567,622

Expenses
Interest expense	664,268	655,019
Depreciation and amortization	660,177	688,405
Operating expenses	1,874,462	1,889,368
	3,198,907	3,232,792

NET LOSS	$ (671,960)	$ (665,170)

Net loss allocation to American Affordable Housing II Limited Partnership	$ (7,886)	$ (69,535)

Net loss allocated to other partners	$ (79)	$ (695)

Net loss suspended	$ (663,995)	$ (594,940)

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

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2004

(Unaudited)

NOTE E - TAXABLE LOSS

The Partnerships taxable loss for the year ended December 31, 2004 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

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

The Partnership is currently accruing the annual asset management fee. Asset management fees accrued during the quarter ended June 30, 2004 were $99,756 and $105,465, and total asset management fees accrued as of June 30, 2004 were $6,529,814. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

The Partnership has recognized other income as of June 30, 2004 in the amount of $3,666. This amount represents distributions from Operating Partnerships, which the Partnership normally would record as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership has recorded $6,820,474 as payable to affiliates. This represents advances to pay certain third party operating expenses of the Partnership, advances and/or loans to Operating Partnerships, accrued partnership management fees, and accrued overhead allocations. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or the proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.

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

As of June 30, 2004, the Partnership had committed to investments requiring cash payments of $18,613,793, all of which has been paid. At June 30, 2004, the Partnership held $1,022,165, which is comprised of working capital and proceeds from the sale of 5 properties. Since the Partnership has completed funding of all investments, it anticipates that there should be no significant need for capital resources in the future.

Results of Operations

As of June 30, 2004 and 2003 the Partnership held limited partnership interests in 43 and 47 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

As of June 30, 2004 and 2003 the Qualified Occupancy of the Operating Partnership's was 100%, respectively. The Partnership had a total of 43 properties at June 30, 2004, all of which were at 100% Qualified Occupancy.

The Partnership had invested in a total of 43 and 47 Operating Partnerships as of June 30, 2004 and 2003. During the quarters ended June 30, 2004 and 2003, the Partnership received $3,666 and $3,117, respectively, in distributions of cash flow and $7,858 and $9,824, respectively, of reporting fees from the Operating Partnerships.

The Partnership incurred an annual asset management fee to Boston Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual asset management fee incurred, net of reporting fees received, during the quarters ended June 30, 2004 and 2003 was $91,898 and $95,641, respectively.

Liberty Center, Limited owned a 109-unit property (Liberty Center I) located in Jacksonville, FL (the "Property"). The Property is a single room occupancy facility with shared bath and kitchen facilities designed to serve homeless individuals. The Property was subject to a Low Income Housing Tax Credit Compliance Period which ended December 31, 2003. The Operating General Partner offered to purchase the Partnership's interest in the Property for $70,000. After conducting an internal analysis of the Property's value and hiring an independent consultant to conduct an analysis of the Property's value, the Investment General Partner accepted the Operating General Partner's offer and on January 2, 2004, the sale was completed. The Investment Partnership, its General Partner and various affiliates agreed to forego certain payables due upon the sale of its interest in the Property, and returned all sale proceeds generated by the sale to the Limited Partners of the Investment Partnership in July 2004. The amount distributed to the investors on a per unit basis was $26.41.

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

MHP commenced litigation against Washington Mews and requested that the court hold the mortgage discharge until the litigation is resolved. The court denied MHP's request, and in the first quarter 2004, MHP and Washington Mews reached an agreement regarding the participation payment. The litigation has been dismissed, and the sale proceeds amount was finalized and distributed in July 2004. Of the total sale proceeds received $592,006 or $223.39 per unit was returned to the investors. The remaining proceeds total of $260,734 was paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $54,472 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $48,750 represents a fee for overseeing and managing the disposition of the property; and $157,492 represents a partial payment of outstanding Asset Management Fees due to BCAMLP.

Historically, the financial statements of Rouse Stokes Rowe Housing Associates, L.P. (Stokes Rowe Apartments) have been prepared assuming that the Operating Partnership would continue as a going concern. In the past the property has always experienced high occupancy but has never been able to support operations due to excessive operating expenses. During the fourth quarter of 2002 average occupancy decreased to 75%, and remained at 75% through the fourth quarter of 2003. Both of the Operating Partnership's mortgages remain in technical default for non-payment. The first permanent loan is payable to the stockholder of Southwark Realty, an affiliate of the Operating General Partner. It was noted in a site visit in 2001 that the property had a number of tenant files that were not in compliance due to improper documentation. In addition, the State Agency issued Low Income Housing Credit Agencies Report of Noncompliance forms 8823's for failing to file the required Annual Owner's Certifications. The tax credit compliance period ended on December 31, 2002. The Investment General Partner continues negotiations to sell the Operating Partnership interest to the Operating General Partner and has tentatively reached an agreement. Closing documents are anticipated to be finalized during the third quarter of 2004.

Lovington Housing Associates L.P. (Southview Place Apartments) is a 48 unit property located in Lovington, New Mexico which is in its final year of compliance. In 2003, the property accrued asset, partnership, and management fees totaling $5,354. Though the 2003 audit indicated that the property generated cash of $4,344, it was due to under-funding of the replacement reserve account and accrued fees. If the required replacement reserve deposits were made, the Debt Coverage Ratio would have been reduced to 0.96 from the actual 1.29. The management company's marketing efforts continue to be successful in increasing occupancy in 2004. As of July 2004, the occupancy was up to 96% from the 2003 average of 91%. An insurance claim has been submitted to repair the roof and steps have been taken to obtain a rehab loan in order to make some badly needed capital improvements. With the current strong occupancy and a loan to cover capital improvements, the property will operate above breakeven and be able to start paying down accrued fees and payables. The property's mortgage, taxes and insurance payments are current.

The liquidity of the Harbor Hill Associates Limited Partnership (Harbor Hill Estates) has been adversely affected by recurring losses from operations. The operating deficits have prevented the Operating Partnership from meeting obligations as they become due and from making required deposits into the replacement reserve account. The Operating Partnership received a service letter (mortgage default notice) from USDA/RD on January 3, 2001. A workout plan to address these issues was approved by USDA/RD in December 2001. The Operating General Partner is in compliance with the terms of the workout plan, and the workout plan appears to be helping with the turn around of the property. USDA/RD has allowed the property to admit non-elderly tenants that are income qualified due to a change in the demographics of the marketplace of Bar Harbor, ME. Consequently, occupancy has stabilized at 92%. The increased occupancy has helped stabilize the property's operations. Although the property continues to operate below breakeven, the Operating General Partner is making advances as required by the workout plan. The Investment General Partner will continue to monitor this situation very closely.

Kingsley Park Associates Limited Partnership (Kingsley Park Apartments) is a 312-unit project located in Essex, Maryland. The Investment General Partner received $25,000 from the Operating General Partner as payment for its interest in the Operating Partnership. Allocation of the sale proceeds will be determined when the sale price has been finalized and the amended partnership agreement has been signed and executed by the Operating General Partner.

Riverplace Apartments, is a 100 unit community located in Holyoke MA. The property has debt coverage ratio of 1.14, below average operating expenses, and average occupancy of 97% as of June 30, 2004. The Operating Partnership was involved in a dispute with the City of Holyoke related to water meter readings and sewer use charges at the property. The City claimed that the meter had not been working properly and the city subsequently billed the Operating Partnership $83,000. The Operating Partnership contested the charges and on June 6,1995 the City placed a lien on the property for the unpaid water and sewer use plus accumulated interest totaling $94,503. A settlement has recently been reached with the City under which the Operating Partnership paid $50,000 to settle the dispute to the Department of Public Works.

Lake Havasu Investment Group (Anacapa Apartments) is a 40-unit family property located in Lake Havasu, AZ. Despite an average occupancy of 92%, the property operated below breakeven in 2003 due to high operating expenses. As a result, accounts payable increased and escrow accounts were underfunded. Occupancy averaged 97.66% for the first half of 2004. The rental increase that was awarded to the property in January 2004 is allowing the property to generate cash, reduce payables, and fund the under funded escrow accounts. The Investment General Partner will continue to monitor this property for the next few months to ensure the operations are stabilized. Management is working with Rural Development to develop a workout agreement.

The Operating General Partner of Carthage Court Housing Company (Champion Apartments II) negotiated a sale of his General Partner interest. As the tax credit compliance period has expired, the Investment General Partner negotiated an agreement with the new Operating General Partner to sell the Investment Limited Partner interest. This transaction was finalized in August 2003, and proceeds payable to the Investment Partnership of $19,091.06 were received September 9, 2003. Of the total proceeds received, $10,000 or $.38 per unit was returned to the Limited Partners in July 2004. The balance of $9,091.06 was used to paydown accrued asset management fees.

The Operating General Partner of Malone Housing Redevelopment Company (Maple Ridge Apartments) negotiated a sale of his General Partner interest. As the Operating Partnership tax credit compliance period has expired the Investment General Partner negotiated an agreement with the new Operating General Partner to sell the Investment Limited Partner interest. This transaction was finalized in August 2003, and proceeds payable to the Investment Partnership of $23,863.83 were received on September 9, 2003. . Of the total proceeds received, $10,000 or $.38 per unit was returned to the Limited Partners in July 2004. The balance of $13,863.83 was used to paydown accrued asset management fees.

Nebraska City Senior, A Limited Partnership, (Southside Estates) is a 15-unit elderly housing complex located in Nebraska City, Nebraska. As of June 30, 2004, physical occupancy is 87%. Management has been having trouble attracting qualified tenants because most of the qualified tenants in the area have been moving to Lincoln, which has better geriatric care. To improve occupancy management is considering lowering the property's age limit from 62 to 55. The property's mortgage taxes and insurance are current.

Garden City Family Housing, (Harvest View Apartments), a 16-unit property located in Garden City, Missouri, had an average occupancy of 82% for the first six months of 2004. Occupancy has suffered because only 12 of the 16 units have rental assistance and the unsubsidized units together with the increased maintenance and capital needs of the property have made it difficult to attract applicants. Management has petitioned Rural Development for rental assistance on the remaining four units and continues to market the property through newspapers and local civic agencies. Management is in the process of offering rental incentives. Management is carefully monitoring expenses and the mortgage, taxes and insurance are all current.

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

If the book value of the Partnership's investment in an Operating Partnership exceeds the estimated value derived by management, which generally consists of the remaining future Low-Income Housing Credits allocable to the Partnership and the estimated residual value to the Partnership, the Partnership reduces its investment in any such Operating Limited Partnership and includes such reduction in equity in loss of investment of limited partnerships.

Item 3	Quantitative and Qualitative Disclosure About Market Risk

Not Applicable

Item 4	Controls & Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Principle Executive Officer and Principle Financial Officer of C&M Management, Inc. carried out an evaluation of the effectiveness of the Partership's "disclosure controls and procedures" as defined in the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Principle Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

	(b)	Changes in Internal Controls

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

(b)Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Affordable Housing II
Limited Partnership

	By:	Boston Capital Associates Limited
Partnership, General Partner

		By:	BCA Associates Limited Partnership,
General Partner

		By:	C&M Management Inc.,
General Partner

Date: August 19, 2004		By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, thisreport has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated:
DATE	SIGNATURE	TITLE

August 19, 2004	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive
Officer), C&M
Management Inc;

DATE	SIGNATURE	TITLE

August 19, 2004	/s/ Marc N. Teal	Senior Vice President, Chief Financial Officer
	Marc N. Teal	(Principal Accounting and Financial Officer)
C&M Management Inc.