Form 10-Q
period 2004-09-30
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 2004-11-19
CIK 815024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2004

or

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

TABLE OF CONTENTS

FOR THE QUARTER ENDED September 30, 2004

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

Disclosure_Controls_and_Procedures 16

Part_II_Other_Information 17

Signatures 18

American Affordable Housing II Limited Partnership

BALANCE SHEETS

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)

ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)	$ -	$ 558,536

Cash and cash equivalents	74,741	999,699
Other assets	5,490	-

	$ 80,231	$ 1,558,235

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES

Accounts payable affiliates	$ 6,723,641	$ 6,720,590

	6,723,641	6,720,590

PARTNERS' DEFICIT

Limited Partners
Units of limited partnership interest, $1,000 stated value per unit; issued and outstanding, 26,501 units (Note A)	(6,353,891)	(4,880,826)
General Partners	(289,519)	(281,529)

	(6,643,410)	(5,162,355)

	$ 80,231	$ 1,558,235

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2004	2003

Income
Interest income	$ 262	$ 1,046
Other income	2,807	-
	3,069	1,046

Share of income (loss) from Operating Partnerships (Note D)	(574,401)*	3,868**

Expenses
Professional fees	61,486	21,676
General and administrative expenses	4,194	5,444
Asset management fees (Note C)	82,224	95,213
	147,904	122,333

NET LOSS	$ (719,236)	$ (117,419)

Net loss allocated to general partners	$ (7,192)	$ (1,174)

Net loss allocated limited partners	$ (712,044)	$ (116,245)

Net loss per unit of limited partnership interest	$ (27)	$ (4)

* Includes a loss on sale of Operating Partnership of $531,745.

** Includes a gain on sale of Operating Partnership of $42,955.

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2004	2003

Income
Interest income	$ 2,095	$ 2,399
Other income	6,473	3,117
	8,568	5,516

Share of income (loss) from Operating Partnerships (Note D)	(557,287)*	(65,667)**

Expenses
Professional fees	69,286	48,026
General and administrative expenses	6,921	7,241
Asset management fees (Note C)	174,122	190,853
	259,329	246,120

NET LOSS	$ (799,048)	$ (306,271)

Net loss allocated to general partners	$ (7,990)	$ (3,063)

Net loss allocated limited partners	$ (791,058)	$ (303,208)

Net loss per unit of limited partnership interest	$ (30)	$ (11)

* Includes a loss on sale of Operating Partnership of $531,745.

** Includes a gain on sale of Operating Partnership of $42,955.

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' Deficit April 1, 2004	$(4,880,825)	$(281,529)	$(5,162,354)

Distributions	(682,008)	-	(682,008)

Net loss	(791,058)	(7,990)	(799,048)

Partners' Deficit September 30, 2004	$(6,353,891)	$(289,519)	$(6,643,410)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2004	2003
Cash flows from operating activities:

Net Loss	$ (799,048)	$ (306,271)
Adjustments:
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	508,537	65,667
Changes in assets and liabilities:
Decrease (Increase) in other assets	(5,490)	-
Increase in accounts payable and accrued expenses	3,051	230,634

Net cash provided by (used in) operating activities	(292,950)	(9,970)

Cash flows from investing activities:
Proceeds from the sale of Operating Partnerships	50,000	42,955

Net cash provided by (used in) operating activities	50,000	42,955

Cash flows from financing activities:
Distribution to Partners	(682,008)	-

Net cash provided by (used in) financing activities	(682,008)	-

INCREASE (DECREASE) IN CASH	(924,958)	32,985

Cash and cash equivalents, beginning	999,699	925,288

Cash and cash equivalents, ending	$ 74,741	$ 958,273

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2004
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2004 and for the three and six months then ended have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements are read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report Statement on Form 10-K.

The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the fiscal year ending March 31, 2004.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2004

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

An annual asset management fee based on 0.5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued as payable to Boston Capital Asset Management Limited Partnership. The annual asset management fee accrued for the quarters ended September 30, 2004 and 2003 was $83,574 and $102,545, respectively. Total asset management fees accrued as of September 30, 2004 were $6,432,941.

During the quarters ended September 30, 2004 and 2003 affiliates of the General Partner advanced $0 and $50,000, respectively, to the Partnership to pay operating expenses of the Partnership, or to make advances and/or loans to Operating Partnerships. Total advances for such costs at September 30, 2004 were $261,667. These and any additional advances will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

The Partnership also accrued certain affiliate administrative expenses including but not limited to travel, printing, salaries, postage, and overhead allocations. The amounts accrued during the quarters ended September 30, 2004 and 2003 were $169 and $2,489, respectively. Total accruals at September 30, 2004 were $29,036.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2004 and 2003, the Partnership had limited partnership equity interests in 43 and 45 Operating Partnerships, each of which owned an apartment complex.

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments upon each Operating Partnership achieving specified levels of construction and/or operations. At September 30, 2004 and 2003, all such capital contributions had been paid to the Operating Partnerships.

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2004.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2004
(Unaudited)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

The unaudited combined statements of operations of the Operating

Partnerships for the Six Months ended September 30, 2004 and 2003 are as follows:

	2004	2003

Revenues
Rental income	$ 4,909,440	$ 4,977,950
Interest and other	102,451	172,326

	5,011,891	5,150,276

Expenses
Interest expense	1,331,434	1,300,349
Depreciation and amortization	1,701,019	1,387,128
Operating expenses	3,595,934	3,727,774
	6,628,387	6,415,251

NET LOSS	$ (1,616,496)	$ (1,264,975)

Net loss allocation to American Affordable Housing II Limited Partnership	$ (19,546)	$ (108,622)

Net loss allocated to other partners	$ (195)	$ (1,086)

Net loss suspended	$ (1,596,755)	$ (1,155,267)

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

September 30, 2004

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

The Partnership is currently accruing the annual asset management fee. Asset management fees accrued during the quarters ended September 30, 2004 and 2003 were $83,574 and $102,545, and total asset management fees accrued as of September 30, 2004 were $6,432,941. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

The Partnership has recognized other income as of September 30, 2004 in the amount of $6,473. This amount represents distributions from Operating Partnerships, which the Partnership normally would record as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership has recorded $6,723,642 as payable to affiliates. This represents advances to pay certain third party operating expenses of the Partnership, advances and/or loans to Operating Partnerships, accrued partnership management fees, and accrued overhead allocations. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or the proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.

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

As of September 30, 2004, the Partnership had committed to investments requiring cash payments of $18,613,793, all of which has been paid. At September 30, 2004, the Partnership held $74,741, which is comprised of working capital and proceeds from the sale of 5 properties. Since the Partnership has completed funding of all investments, it anticipates that there should be no significant need for capital resources in the future.

Results of Operations

As of September 30, 2004 and 2003 the Partnership held limited partnership interests in 43 and 45 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

As of September 30, 2004 and 2003 the Qualified Occupancy of the Operating Partnership's was 100%. The Partnership had a total of 43 properties at September 30, 2004, all of which were at 100% Qualified Occupancy.

During the quarters ended September 30, 2004 and 2003, the Partnership received $6,473 and $0, respectively, in distributions of cash flow and $9,208 and $7,333, respectively, of reporting fees from the Operating Partnerships.

The Partnership incurred an annual asset management fee to Boston Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual asset management fee incurred, net of reporting fees received, during the quarters ended September 30, 2004 and 2003 was $82,224 and $95,212, respectively.

Liberty Center, Limited owned a 109-unit property (Liberty Center I) located in Jacksonville, FL (the "Property"). The Property is a single room occupancy facility with shared bath and kitchen facilities designed to serve homeless individuals. The Property was subject to a Low Income Housing Tax Credit Compliance Period which ended December 31, 2003. The Operating General Partner offered to purchase the Partnership's interest in the Property for $70,000. After conducting an internal analysis of the Property's value and hiring an independent consultant to conduct an analysis of the Property's value, the Investment General Partner accepted the Operating General Partner's offer and on January 2, 2004, the sale was completed. The Investment Partnership, its General Partner and various affiliates agreed to forego certain payables due upon the sale of its interest in the Property, and returned all sale proceeds generated by the sale to the Limited Partners of the Investment Partnership in July 2004. The amount distributed to the investors on a per unit basis was $2.64.

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

MHP commenced litigation against Washington Mews and requested that the court hold the mortgage discharge until the litigation is resolved. The court denied MHP's request, and in the first quarter 2004, MHP and Washington Mews reached an agreement regarding the participation payment. The litigation has been dismissed, and the sale proceeds amount was finalized and distributed in July 2004. Of the total sale proceeds received $592,006 or $22.34 per unit was returned to the investors. The remaining proceeds total of $260,734 was paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $54,472 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $48,750 represents a fee for overseeing and managing the disposition of the property; and $157,492 represents a partial payment of outstanding Asset Management Fees due to BCAMLP.

Historically, the financial statements of Rouse Stokes Rowe Housing Associates, L.P. (Stokes Rowe Apartments) have been prepared assuming that the Operating Partnership would continue as a going concern. In the past the property has always experienced high occupancy but has never been able to support operations due to excessive operating expenses. Both of the Operating Partnership's mortgages remain in technical default for non-payment. The first permanent loan is payable to the stockholder of Southwark Realty, an affiliate of the Operating General Partner. It was noted in a site visit in 2001 that the property had a number of tenant files that were not in compliance due to improper documentation. In addition, the State Agency issued Low Income Housing Credit Agencies Report of Noncompliance forms 8823's for failing to file the required Annual Owner's Certifications. The tax credit compliance period ended on December 31, 2002. The Investment General Partner has transferred the Operating Partnership interest to the Operating General Partner. The transfer has an effective date of December 31, 2003.

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

The liquidity of the Harbor Hill Associates Limited Partnership (Harbor Hill Estates) has been adversely affected by recurring losses from operations. The operating deficits have prevented the Operating Partnership from meeting obligations as they become due and from making required deposits into the replacement reserve account. The Operating Partnership received a service letter (mortgage default notice) from USDA/RD on January 3, 2001. A workout plan to address these issues was approved by USDA/RD in December 2001. As of September 30, 2004, the Operating General Partner is in compliance with the terms of the workout plan, and the workout plan appears to be helping with the turn around of the property. USDA/RD has allowed the property to admit non-elderly tenants that are income qualified due to a change in the demographics of the marketplace of Bar Harbor, ME. Consequently, occupancy has stabilized with average occupancy of 93% through September 30, 2004. The increased occupancy has helped stabilize the property's operations. Although the property continues to operate below breakeven, the Operating General Partner is making advances as required by the workout plan. The Investment General Partner will continue to monitor this situation very closely.

Kingsley Park Associates Limited Partnership (Kingsley Park Apartments) is a 312-unit project located in Essex, Maryland. The Investment General Partner received $25,000 from the Operating General Partner as payment for its interest in the Operating Partnership. The Amended Partnership Agreement transferring all of the investment partner interest in Kingsley Park Apartments has been executed and delivered to the Operating General Partner.

Riverplace Apartments, is a 100 unit community located in Holyoke MA. The property has debt coverage ratio of 1.14, below average operating expenses, and average occupancy of 97% as of June 30, 2004. The Operating Partnership was involved in a dispute with the City of Holyoke related to water meter readings and sewer use charges at the property. The City claimed that the meter had not been working properly and the city subsequently billed the Operating Partnership $83,000. The Operating Partnership contested the charges and on June 6, 1995 the City placed a lien on the property for the unpaid water and sewer use plus accumulated interest totaling $94,503. A settlement was reached on July 29, 2003 with the City under which the Operating Partnership paid $50,000 to settle the dispute to the Department of Public Works. The Investment General Partner received $25,000 from the Operating General Partner as payment for its interest in the Operating Partnership. The Amended Partnership Agreement transferring all of the investment partner interest in Riverplace Apartments has been executed and delivered to the Operating General Partner on August 31, 2004. The Investment balance of Riverplace Apartments was not equal to the sale proceeds received, therefore the partnership has recorded a loss on the sale of the asset of $531,745.

Lake Havasu Investment Group (Anacapa Apartments) is a 40-unit family property located in Lake Havasu, AZ. This property appears to have stabilized with an average occupancy of 98% through third quarter 2004 and above breakeven operations. The replacement reserve is funded, and tax, insurance, and mortgage payments are all current. If operations remain stable, the Investment Partnership will no longer provide special disclosure on this partnership.

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

Nebraska City Senior, A Limited Partnership, (Southside Estates) is a 15-unit elderly housing complex located in Nebraska City, Nebraska. This property has operated with an average occupancy of 82% through third quarter 2004; however, it is operating above breakeven. Management has monitored expenses carefully and despite a housing surplus in Nebraska City, has achieved break even status. The roof was replaced in September, which was funded from the replacement reserve account. The replacement reserve is funded to date, and tax, insurance, and mortgage payments are all current. The Investment General Partner will continue to monitor this property and will consider incentive opportunities to increase occupancy.

Garden City Family Housing (Harvest View Apartments) is a 16-unit property located in Garden City, Missouri. The property continues to operate below breakeven due to low occupancy. The average occupancy through third quarter of 2004 was 80%. Occupancy has suffered because only 12 of the 16 units have rental assistance. The unsubsidized units together with the increased maintenance and capital needs of the property have made it difficult to attract applicants. New site staff was assigned to the property on September 1. The following positive effects have resulted from this action: two long-standing vacant units will be rent-ready at the end of October, occupancy is increasing, and a flat rate rental incentive for non-rental assistance units has been implemented. Management is also marketing the property through newspapers, flyers, and local civic agencies. The Investment General Partner will continue to monitor this property and management's effort to improve occupancy.

Marionville III Family Housing, LP (South View III) is an 8-unit family property located in Marionville, Missouri. The property has operated with occupancy of 79% through third quarter 2004; however, it is operating above breakeven. Occupancy has increased consistently since the first quarter, with the property at 100% for both August and September. The Investment General Partner will continue to monitor the occupancy of this property.

Bloomfield Associates, Limited Partnership (Bloomfield Apartments) is a 16-unit property located in Bloomfield, Missouri. This property has operated with an average occupancy of 89.58% through third quarter 2004; however, it is operating above breakeven. Management is advertising regularly in the local newspaper in an effort to improve occupancy. The replacement reserve is funded to date, and tax, insurance, and mortgage payments are all current. The Investment General Partner will continue to monitor this property and will consider incentive opportunities to increase occupancy and keep the property above break-even.

Paige Hall is a 69-unit property located in Minneapolis, MN. In late 2003 and early 2004, vacancies increased due to the weak economy in Minneapolis and poor management. As of the first quarter of 2004, the occupancy rate was 81%, and there were deferred maintenance issues. Despite weak occupancies, the property was able to generate cash because there is no hard debt on the property. In the second quarter of 2004, a new management company was put in place. In September 2004, occupancy was up to 91%. The Operating General Partner was approved for a loan from the city of Minneapolis for capital improvement work. An Investment General Partner consultant visited the property in September and noted that the property is in good condition. The Investment General Partner will continue to monitor the improving conditions at Paige Hall. The compliance period expired on December 31, 2003, and the Investment General Partner's dispositions group is working on selling the Investment Limited Partner interest to the Operating General Partner. Taxes, insurance and mortgage payments are all current. If occupancy remains stable through the end of the year special disclosure will no longer be reported on this property.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

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

American Affordable Housing II
Limited Partnership

	By:	Boston Capital Associates Limited
Partnership, General Partner

		By:	BCA Associates Limited Partnership,
General Partner

		By:	C&M Management Inc.,
General Partner

Date: November 19, 2004		By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, thisreport has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated:
DATE	SIGNATURE	TITLE

November 19, 2004	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive
Officer), C&M
Management Inc;

DATE	SIGNATURE	TITLE

November 19, 2004	/s/ Marc N. Teal	Senior Vice President, Chief Financial Officer
	Marc N. Teal	(Principal Accounting and Financial Officer)
C&M Management Inc.