Form 10-Q
period 2004-12-31
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 2005-02-22
CIK 815024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2004

or

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
FOR THE QUARTER ENDED DECEMBER 31, 2004

TABLE OF CONTENTS

FOR THE QUARTER ENDED December 31, 2004

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

Disclosure_Controls_and_Procedures 16

Part_II_Other_Information 17

Signatures 18

American Affordable Housing II Limited Partnership

BALANCE SHEETS

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)

ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)	$ -	$ 558,536

Cash and cash equivalents	132,309	999,699
Other assets	5,490	-

	$ 137,799	$ 1,558,235

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES

Accounts payable	$ 386	$ -
Accounts payable affiliates	6,809,532	6,720,590

	6,809,918	6,720,590

PARTNERS' DEFICIT

Limited Partners
Units of limited partnership interest, $1,000 stated value per unit; issued and outstanding, 26,501 units (Note A)	(6,382,310)	(4,880,826)
General Partners	(289,807)	(281,529)

	(6,672,117)	(5,162,355)

	$ 137,797	$ 1,558,235

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2004	2003

Income
Interest income	$ 103	$ 1,106
Other income	8,191	18,600
	8,294	19,706

Share of income (loss) from Operating Partnerships (Note D)	25,485*	(2,873)

Expenses
Professional fees	2,123	16,638
General and administrative expenses	5,479	1,849
Asset management fees (Note C)	55,004	89,722
	62,606	108,209

NET LOSS	$ (28,827)	$ (91,376)

Net loss allocated to general partners	$ (288)	$ (914)

Net loss allocated limited partners	$ (28,539)	$ (90,462)

Net loss per unit of limited partnership interest	$ (1)	$ (3)

* Includes a gain on sale of Operating Partnerships of $25,485.

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2004	2003

Income
Interest income	$ 2,198	$ 3,505
Other income	14,664	21,717
	16,862	25,222

Share of income (loss) from Operating Partnerships (Note D)	(531,682)*	(68,540)**

Expenses
Professional fees	71,409	64,664
General and administrative expenses	12,400	9,090
Asset management fees (Note C)	229,126	280,576
	312,935	354,330

NET LOSS	$ (827,755)	$ (397,648)

Net loss allocated to general partners	$ (8,278)	$ (3,976)

Net loss allocated limited partners	$ (819,477)	$ (393,672)

Net loss per unit of limited partnership interest	$ (31)	$ (15)

* Includes a loss on sale of Operating Partnerships of $549,556.

** Includes a gain on sale of Operating Partnerships of $42,955.

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total

Partners' Deficit April 1, 2004	$(4,880,825)	$(281,529)	$(5,162,354)

Distributions	(682,008)	-	(682,008)

Net loss	(819,477)	(8,278)	(827,755)

Partners' Deficit December 31, 2004	$(6,382,310)	$(289,807)	$(6,672,117)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2004	2003
Cash flows from operating activities:

Net Loss	$ (827,755)	$ (397,648)
Adjustments:
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	531,682	68,539
Changes in assets and liabilities:
Decrease (Increase) in other assets	(5,490)	-
Increase in accounts payable and accrued expenses	89,326	347,050

Net cash provided by (used in) operating activities	(212,237)	17,941

Cash flows from investing activities:
Proceeds from the sale of Operating Partnerships	26,857	42,955

Net cash provided by (used in) operating activities	26,857	42,955

Cash flows from financing activities:
Distribution to Partners	(682,008)	-

Net cash provided by (used in) financing activities	(682,008)	-

INCREASE (DECREASE) IN CASH	(867,390)	60,896

Cash and cash equivalents, beginning	999,699	925,288

Cash and cash equivalents, ending	$ 132,309	$ 986,184

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2004
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2004 and for the three and nine Months then ended have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements are read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report Statement on Form 10-K.

The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the fiscal year ending March 31, 2004.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

An annual asset management fee based on 0.5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued as payable to Boston Capital Asset Management Limited Partnership. The annual asset management fee accrued for the quarters ended December 31, 2004 and 2003 was $83,574 and $99,756, respectively. Total asset management fees accrued as of December 31, 2004 were $6,516,514.

During the quarters ended December 31, 2004 and 2003 affiliates of the General Partner advanced $0 and $16,173, respectively, to the Partnership to pay operating expenses of the Partnership, or to make advances and/or loans to Operating Partnerships. Total advances for such costs at December 31, 2004 were $261,667. These and any additional advances will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

The Partnership also accrued certain affiliate administrative expenses including but not limited to travel, printing, salaries, postage, and overhead allocations. The amounts accrued during the quarters ended December 31, 2004 and 2003 were $2,109 and $136, respectively. Total accruals at December 31, 2004 were $31,352.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2004 and 2003, the Partnership had limited partnership equity interests in 34 and 45 Operating Partnerships, each of which owned an apartment complex.

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments upon each Operating Partnership achieving specified levels of construction and/or operations. At December 31, 2004 and 2003, all such capital contributions had been paid to the Operating Partnerships.

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2004.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2004
(Unaudited)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

The unaudited combined statements of operations of the Operating

Partnerships for the Nine Months ended December 31, 2004 and 2003 are as follows:

	2004	2003

Revenues
Rental income	$ 6,115,650	$ 6,212,108
Interest and other	161,806	162,510

	6,277,456	6,374,618

Expenses
Interest expense	1,657,509	1,924,834
Depreciation and amortization	2,154,026	1,836,358
Operating expenses	4,493,270	4,508,307
	8,304,805	8,269,499

NET LOSS	$ (2,027,349)	$ (1,894,881)

Net loss allocation to American Affordable Housing II Limited Partnership	$ -	$ (75,904)

Net loss allocated to other partners	$ -	$ (754)

Net loss suspended	$ (2,027,349)	$ (1,818,218)

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

December 31, 2004

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

The Partnership is currently accruing the annual asset management fee. Asset management fees accrued during the quarters ended December 31, 2004 and 2003 were $83,574 and $99,756, and total asset management fees accrued as of December 31, 2004 were $6,516,514. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

The Partnership has recognized other income as of December 31, 2004 in the amount of $14,664. This amount represents distributions from Operating Partnerships, which the Partnership normally would record as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership has recorded $6,809,532 as payable to affiliates. This represents advances to pay certain third party operating expenses of the Partnership, advances and/or loans to Operating Partnerships, accrued partnership management fees, and accrued overhead allocations. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or the proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.

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

As of December 31, 2004, the Partnership had committed to investments requiring cash payments of $18,613,793, all of which has been paid. At December 31, 2004, the Partnership held $74,741, which is comprised of working capital and proceeds from the sale of 5 properties. Since the Partnership has completed funding of all investments, it anticipates that there should be no significant need for capital resources in the future.

Results of Operations

As of December 31, 2004 and 2003 the Partnership held limited partnership interests in 34 and 45 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

As of December 31, 2004 and 2003 the Qualified Occupancy of the Operating Partnership's was 100%. The Partnership had a total of 34 properties at December 31, 2004, all of which were at 100% Qualified Occupancy.

During the quarters ended December 31, 2004 and 2003, the Partnership received $28,570 and $10,033, respectively, of reporting fees from the Operating Partnerships.

The Partnership incurred an annual asset management fee to Boston Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual asset management fee incurred, net of reporting fees received, during the quarters ended December 31, 2004 and 2003 was $83,574 and $89,722, respectively.

Liberty Center, Limited owned a 109-unit property (Liberty Center I) located in Jacksonville, FL (the "Property"). The Property is a single room occupancy facility with shared bath and kitchen facilities designed to serve homeless individuals. The Property was subject to a Low Income Housing Tax Credit Compliance Period which ended December 31, 2002. The Operating General Partner offered to purchase the Partnership's interest in the Property for $70,000. After conducting an internal analysis of the Property's value and hiring an independent consultant to conduct an analysis of the Property's value, the Investment General Partner accepted the Operating General Partner's offer and in January 2003, the sale was completed. The Investment Partnership, its General Partner and various affiliates agreed to forego certain payables due upon the sale of its interest in the Property, and returned all sale proceeds generated by the sale to the Limited Partners of the Investment Partnership in July 2004. The amount distributed to the investors on a per unit basis was $2.64. Since the balance of the Investment Partnership's interest in the Operating Partnership was not equal to the sale proceeds received, a loss on the sale of the Operating Partnership was recorded in the year ended March 31, 2003 in the amount of $455,300.

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

MHP commenced litigation against Washington Mews and requested that the court hold the mortgage discharge until the litigation is resolved. The court denied MHP's request, and in the first quarter 2004, MHP and Washington Mews reached an agreement regarding the participation payment. The litigation has been dismissed, and the sale proceeds amount was finalized and distributed in July 2004. Of the total sale proceeds received $592,006 or $22.34 per unit was returned to the investors. The remaining proceeds total of $260,734 was paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $54,472 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $48,750 represents a fee for overseeing and managing the disposition of the property; and $157,492 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. Since the balance of the Investment Partnership's interest in the Operating Partnership was not equal to the sale proceeds received, a gain on the sale of the Operating Partnership was recorded in the year ended March 31, 2003 in the amount of $516,637. In the current fiscal year it was determined that a portion of the gain reported in March 2003, in the amount of $48,750, was attributable to the fee associated with the disposition of the property. A reduction in the gain on sale of property as of December 31, 2004 was recorded to correct the gain previously reported.

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

The liquidity of the Harbor Hill Associates Limited Partnership (Harbor Hill Estates) has been adversely affected by recurring losses from operations. The operating deficits have prevented the Operating Partnership from meeting obligations as they become due and from making required deposits into the replacement reserve account. The Operating Partnership received a service letter (mortgage default notice) from USDA/RD on January 3, 2001. A workout plan to address these issues was approved by USDA/RD in December 2001. As of December 31, 2004, the Operating General Partner is in compliance with the terms of the workout plan, and the workout plan appears to be helping with the turn around of the property. USDA/RD has allowed the property to admit non-elderly tenants that are income qualified due to a change in the demographics of the marketplace of Bar Harbor, ME. Consequently, occupancy has stabilized with average occupancy of 93% through December 31, 2004. The increased occupancy has helped stabilize the property's operations. Although the property continues to operate below breakeven, the Operating General Partner is making advances as required by the workout plan. The Investment General Partner will continue to monitor this situation very closely.

Kingsley Park Associates Limited Partnership (Kingsley Park Apartments) is a 312-unit project located in Essex, Maryland. In June 2004 the Investment General Partner received $25,000 for the sale of its interest in the Operating Partnership to the Operating General Partner. The terms of the sale also provided that the Operating General Partner assume the property's outstanding mortgage. Annual losses generated by the Operating Partnership, which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the Investment Partnership's investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the investment of $25,000 has been recorded as of December 31, 2004.

Riverplace Apartments, is a 100 unit community located in Holyoke MA. The property has debt coverage ratio of 1.14, below average operating expenses, and average occupancy of 97% as of June 30, 2004. The Operating Partnership was involved in a dispute with the City of Holyoke related to water meter readings and sewer use charges at the property. The City claimed that the meter had not been working properly and the city subsequently billed the Operating Partnership $83,000. The Operating Partnership contested the charges and on June 6, 1995 the City placed a lien on the property for the unpaid water and sewer use plus accumulated interest totaling $94,503. A settlement was reached on July 29, 2003 with the City under which the Operating Partnership paid $50,000 to settle the dispute to the Department of Public Works. The Investment General Partner received $25,000 from the Operating General Partner as payment for its interest in the Operating Partnership. The terms of the sale also provided that the Operating General Partner assume the property's outstanding mortgage. The Amended Partnership Agreement transferring all of the investment partner interest in Riverplace Apartments has been executed and delivered to the Operating General Partner on August 31, 2004. The Investment balance of Riverplace Apartments was not equal to the sale proceeds received, therefore the partnership recorded a loss on the sale of the asset of $551,290 as December 31, 2004.

Lake Havasu Investment Group (Anacapa Apartments) is a 40-unit family property located in Lake Havasu, AZ. This property has stabilized with an average occupancy of 98% and above breakeven operations through fourth quarter 2004. The replacement reserve is funded, and tax, insurance, and mortgage payments are all current. As operations have improved and stabilized we will no longer provide special disclosure on this partnership.

In December 2004, the Investment Partnership sold its interest in Blairview Associates to the Operating General Partner for his assumption of the outstanding mortgage balance of $1,399,892 and proceeds to the Investment Partnership of $6,383. The proceeds due from the sale are expected to be paid in the first quarter of 2005. The Investment Partnership proceeds actually represented a partial payment of outstanding reporting fees due to an affiliate of the Investment Partnership and as such have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Partnership's investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the Operating Partnership has been recorded.

In November 2004, the Investment Partnership sold its interest in 300 Shawmut Avenue Limited Partnership to the Operating General Partner for his assumption of the outstanding mortgage balance of $892,949 and proceeds to the Investment Partnership of $1. The Investment Partnership proceeds actually represented a partial payment of outstanding reporting fees due to an affiliate of the Investment Partnership and as such have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Partnership's investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the Operating Partnership has been recorded.

In December 2004, the Investment Partnership sold its interest in Bloomfield Associates, Limited Partnership sold its interest to the Operating General Partner for his assumption of the outstanding mortgage balance of $359,727 and proceeds to the Investment Partnership of $10,851. Of the total Investment Partnership proceeds $5,000 represents payment of outstanding reporting fees due to an affiliate of the Investment Partnership. The remaining proceeds of $5,792 are anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $108 represents a fee for overseeing and managing the disposition of the property; $4,884 represents partial reimbursement for outstanding advances and asset management fees; and $800 represent reimbursement for expenses incurred related to the sale, which includes but is not limited to legal costs. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $5,684 as of December 31, 2004.

In December 2004, the Investment Partnership sold its interest in Garden City Family Housing to the Operating General Partner for his assumption of the outstanding mortgage balance of $374,253 and proceeds to the Investment Partnership of $11,228. Of the total Investment Partnership proceeds $5,000 represents payment of outstanding reporting fees due to an affiliate of the Investment Partnership. The remaining proceeds of $6,228 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $112 represents a fee for overseeing and managing the disposition of the property; $5,316 represents partial reimbursement for outstanding advances and asset management fees; and $800 represent reimbursement for expenses incurred related to the sale, which includes but is not limited to legal costs. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $6,116 as of December 31, 2004.

In December 2004, the Investment Partnership sold its interest in Marionville III Family Housing to the Operating General Partner for his assumption of the outstanding mortgage balance of $189,239 and proceeds to the Investment Partnership of $5,677. Of the total Investment Partnership proceeds $4,820 represents payment of outstanding reporting fees due to an affiliate of the Investment Partnership. The remaining proceeds of $857 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $57 represents a fee for overseeing and managing the disposition of the property; and $800 represent reimbursement for expenses incurred related to the sale, which includes but is not limited to legal costs. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $800 as of December 31, 2004.

In December 2004, the Investment Partnership sold its interest in Nebraska City Senior, A Limited Partnership to the Operating General Partner for his assumption of the outstanding mortgage balance of $408,854 and proceeds to the Investment Partnership of $12,266. Of the total Investment Partnership proceeds $5,000 represents payment of outstanding reporting fees due to an affiliate of the Investment Partnership. The remaining proceeds of $7,266 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $123 represents a fee for overseeing and managing the disposition of the property; $6,343 represents partial reimbursement for outstanding advances and asset management fees; and $800 represent reimbursement for expenses incurred related to the sale, which includes but is not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $7,143 as of December 31, 2004.

In December 2004, the Investment Partnership sold its interest in Fredericktown Associates II, A Limited Partnership to the Operating General Partner for his assumption of the outstanding mortgage balance of $361,691 and proceeds to the Investment Partnership of $10,851. Of the total Investment Partnership proceeds $5,000 represents payment of outstanding reporting fees due to an affiliate of the Investment Partnership. The remaining proceeds of $5,851 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $109 represents a fee for overseeing and managing the disposition of the property; $4,942 represents partial reimbursement for outstanding advances and asset management fees; and $800 represent reimbursement for expenses incurred related to the sale, which includes but is not limited to legal. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $5,742 as of December 31, 2004.

The Operating General Partner of Carthage Court Housing Company (Champion Apartments II) negotiated a sale of his General Partner interest. As the tax credit compliance period has expired, the Investment General Partner negotiated an agreement with the new Operating General Partner to sell the Investment Limited Partner interest. This transaction was finalized in August 2003, and proceeds payable to the Investment Partnership of $19,091 were received September 9, 2003. Of the total proceeds received, $10,000 or $.38 per unit was returned to the Limited Partners in July 2004. The balance of $9,091 was used to paydown accrued asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership was recorded in the amount of $19,091as of December 31, 2003.

The Operating General Partner of Malone Housing Redevelopment Company (Maple Ridge Apartments) negotiated a sale of his General Partner interest. As the Operating Partnership tax credit compliance period has expired the Investment General Partner negotiated an agreement with the new Operating General Partner to sell the Investment Limited Partner interest. This transaction was finalized in August 2003, and proceeds payable to the Investment Partnership of $23,864 were received on September 9, 2003. Of the total proceeds received, $10,000 or $.38 per unit was returned to the Limited Partners in July 2004. The balance of $13,864 was used to paydown accrued asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership was recorded in the amount of $23,864 as of December 31, 2003.

Paige Hall is a 69-unit property located in Minneapolis, MN, which had experienced high vacancy in the first two quarters of 2004, primarily due to poor management. The management company was changed in the second quarter and the resulting benefits that began in the third quarter have continued through year-end 2004. At the end of the third quarter occupancy was up to 91%, from 81% in the first quarter, and had improved to 93% by year-end. In addition, the Operating General Partner was approved for a loan from the city of Minneapolis for capital improvement work that continues to address deferred maintenance issues. The site visit conducted in September 2004 showed the property to be in good overall condition. Paige Hall continues to generate cash due to the lack of hard debt and improved occupancy. Taxes, insurance and mortgage payments are all current.

In 2003, American Affordable Housing II and BCTC Fund I - Series 3 (the "ILPs") negotiated the sale of their Investment Limited Partner interest in Paige Hall, a Minnesota Limited Partnership to the Operating General Partner. After repayment of the outstanding mortgage balance of approximately $2,591,339 the proceeds to the ILP are estimated to be $150,000. The sale is expected to occur in the first quarter of 2005. Of the total anticipated proceeds, $20,000 is for the payment of outstanding reporting fees, and $130,000 will be proceeds for the sale of the ILP's interest. Of the estimated proceeds $27,753 and $22,247, for AAH II and Series 3, respectively will be distributed to the investors. This represents a per unit distribution of $9.987 for AAH II and a per BAC distribution of $.008 for Series 3. The total return to the investors will be distributed based on the number of Units and BACs held by each investor. The remaining proceeds of $80,000 are anticipated to be paid to BCMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amount paid to BCAMLP is as follows: $10,000 represents a reimbursement of estimated expenses incurred in connection with the disposition and $70,000 represents payment of outstanding Asset Management Fees due to BCAMLP.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

American Affordable Housing II
Limited Partnership

	By:	Boston Capital Associates Limited
Partnership, General Partner

		By:	BCA Associates Limited Partnership,
General Partner

		By:	C&M Management Inc.,
General Partner

Date: February 22, 2005		By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, thisreport has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated:
DATE	SIGNATURE	TITLE

February 22, 2005	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive
Officer), C&M
Management Inc;

DATE	SIGNATURE	TITLE

February 22, 2005	/s/ Marc N. Teal	Senior Vice President, Chief Financial Officer
	Marc N. Teal	(Principal Accounting and Financial Officer)
C&M Management Inc.