Form 10-K
period 2005-03-31
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 2005-07-15
CIK 815024

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005
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

FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED March 31,2005

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

The offering of Class A Limited Partner interests (the “Units”) in the Partnership (the “Public Offering”) began on February 2, 1988 and was concluded on September 21, 1988.  Investors purchasing 26,501 Units contributed $26,501,000 to the Partnership.  The Partnership held interests in 28 Operating Partnerships at March 31, 2005.  See Item 2.

Item 2.    Properties

As of its fiscal year ending March 31, 2005, the Partnership held Limited Partnership interests in the Operating Partnerships described below.  In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as “Qualified Occupancy.”  Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The General Partners believe that there is adequate casualty insurance on the properties.

Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

American Affordable Housing II Limited Partnership

PROPERTY PROFILES AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Completion Date	Qualified Occupancy 3/31/05	Capital Contributed

Anacapa Apartments	Lake Havasu, AZ	40	$1,698,533	4/88	100%	$348,915

Anthony Garden Apartments	Green Valley, AZ	100	3,769,449	3/89	100%	751,267

Boardman Lake II Apartments	Travers City, MI	32	959,790	5/89	100%	202,700

Bowdoinham Estate	Bowdoinham, ME	25	1,250,686	5/89	100%	308,824

Brookhollow Apartments	Brookshire, TX	48	1,334,959	8/88	100%	160,000

Center Way Apartments	Shelbyville, TN	20	598,595	7/88	100%	136,620

Casa Valencia	Belen, NM	39	1,461,400	12/88	100%	303,000

Charters Cove Apartments	St. Ignace, MI	24	753,983	5/88	100%	166,200

Deer Crossing Apartments	Farmington, ME	24	1,156,504	4/89	100%	312,920

Harbor Hill Estates	Bar Harbor, ME	25	1,193,160	2/89	100%	325,500

Harbour Oaks Apartments	East China, MI	32	880,111	11/88	100%	191,500

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Completion Date	Qualified Occupancy 3/31/05	Capital Contributed

Kersey Apartments	Kersey, CO	32	$1,186,801	10/88	100%	$226,000

Maple Tree Estates	Mapleton, ME	25	1,210,339	4/89	100%	325,500

Michelle Manor Apartments	Green Valley, AZ	24	886,824	9/88	100%	174,264

Middleburg Bluffs	Middleburg, FL	45	1,386,288	3/89	100%	375,283

Nicollete Island Homes	Minneapolis, MN	22	956,000	12/88	100%	713,000

Paige Hall Apartments	Minneapolis, MN	69	2,253,150	4/89	100%	472,336

Partridge Meadows	McMinnville, TN	48	1,371,145	10/88	100%	296,461

Perramond Estates	Madawaska, ME	25	1,156,396	4/89	100%	287,000

Pine Knoll Manor	Smithfield, NC	33	1,334,584	5/89	100%	309,450

Platteville Apartments	Platteville, CO	16	543,273	10/88	100%	120,000

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Completion Date	Qualified Occupancy 3/31/05	Capital Contributed

Sara Pepper Place	Dixfield, ME	12	$619,280	3/88	100%	$171,189

Silver Pines Apartments	Fryburg, ME	25	1,351,776	8/88	100%	351,547

Southview Place Apts	Lovington, NM	48	1,041,843	2/89	100%	245,602

Story Hill Estates	Washburn, ME	24	1,186,601	1/89	100%	322,425

Suncrest Apartments	Newport, TN	32	947,412	5/88	100%	210,960

Willowbrook Place	Immokalee, FL	41	1,291,202	3/88	100%	328,711

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security-Holders

None.
PART II

Item 5.	Market for the Fund’s Limited Partnership Interests and Related Partnership Matters and Issuer Purchases of Partnership Interests

There is no established public trading market for the Units and it is not anticipated that any public market will develop for the purchase and sale of any Units.

As of March 31, 2005, the Partnership had 2,106 registered holders of an aggregate of 26,501 Units.

The Partnership made no distributions to its Limited Partners from Operating Partnership cash flow from its inception on May 13, 1987 through March 31, 2005.  Because the Partnership invested in Operating Partnerships owning apartment complexes, which receive government assistance, the cash distributions which may be made by the Operating Partnerships are often restricted.  The Partnership does not anticipate that it will provide significant cash distributions to its Limited Partners in circumstances other than refinancing or sale of apartment complexes by the Operating Partnerships.

During the year ended March 31, 2005, the Fund made a return of equity distribution to the Limited Partners in the amount of $682,010, respectively. The distributions were the result of proceeds available from the sale or transfer of one or more Operating Partnerships.

Item 6.	Selected Financial Data

The information set forth below presents selected financial data of the Partnership for each of the years in the five year period ended March 31, 2005.  Additional detailed financial information is set forth in the audited financial statements listed in Item 15 hereof.

	(UNAUDITED)**		(RESTATED)
Operations	March 31, 2005	March 31, 2004	March 31, 2003	March 31, 2002	March 31, 2001

Interest Income	$2,353	$5,200	$1,322	$726	$19,191
Other Income	14,846	27,151	5,793	2,627	4,477
Share of Losses from Operating Partnerships	(222,258)	(31,312)*	(98,665)*	(217,158)	(362,290)
Operating Expenses	(292,014)	(453,820)	(479,938)	(447,021)	(468,711)

Net Loss	$(509,334)	$(452,781)	$(571,488)	$(660,826)	$(807,333)

Net Loss per Unit of Limited Partnership Interest	$(19.03)	$(16.91)	$(21.35)	$(24.69)	$(30.16)

		(RESTATED)	(RESTATED)
Balance Sheet	March 31, 2005	March 31, 2004	March 31, 2003	March 31, 2002	March 31, 2001

Total Assets	$448,388	$1,558,235	$1,558,091	$1,635,590	$1,852,151

Total Liabilities	$6,850,837	$6,769,340	$6,316,415	$5,822,426	$5,378,161

Partners’ Equity (Deficit)	$(6,402,449)	$(5,211,105)	$(4,758,324)	$(4,186,836)	$(3,526,010)

(*) In the current fiscal year it was determined that a portion of the gain reported in March 2003, in the amount of $48,750, was attributable to the fee associated with the disposition of Washington Mews.  A prior period adjustment was made to the March 2003 gain (loss) on disposition of the Operating Partnerships to correct the amount previously reported.

(**) Refer to Exceptions to Certifications discussing presentation of Unaudited Financial Statements

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

The Partnership’s primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity have included (i) interest earned on capital contributions held pending investment or held for working capital reserves and (ii) cash distributions, if any, from operations of the Operating Partnerships in which the Partnership has invested.  Both of these sources of liquidity are available to meet the obligations of the Partnership.  The Partnership is currently accruing the annual asset management fees.  Asset management fees accrued during the year ended March 31, 2005 were $325,663.  During the fiscal year ended March 31, 2005 the Partnership paid $222,932 in asset management fees.  Total asset management fees accrued as of March 31, 2005 were $6,532,788. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sale or refinancing proceeds from Operating Partnerships, and at that time proceeds from such sales or refinancing would be used to satisfy such liabilities.

Affiliates of the General Partners have advanced $261,667 to the Partnership to pay certain third party operating expenses as of March 31, 2005.  In addition, the Partnership has accrued $32,933 for expenses other than the annual asset management fees that have been incurred by but not yet reimbursed to the affiliates. These and any additional advances and accruals will be repaid, without interest, from available cash flow, reporting fees or the proceeds of sales or refinancing of the Partnership’s interests in Operating Partnerships.  Cash flow and reporting fees will be added to the Partnership’s Working Capital and will be available to meet future third party obligations of the Partnership.  The Partnership is currently pursuing, and will continue to aggressively pursue, available cash flow and reporting fees.  No significant distributions of cash flow from the Operating Partnerships are anticipated on a long term or short term basis due to the restrictions on rents which apply to low-income apartment complexes.

Capital Resources

The Partnership received $26,501,000 in subscriptions for Units (at $1,000 per Unit) during the period February 2, 1988 to September 21, 1988 pursuant to the Public Offering, resulting in net proceeds available for investment in Operating Partnerships (after payment of acquisition fees and expenses and funding of a reserve) of approximately $18,550,700.

As of March 31, 2005, the Partnership had committed to investments requiring cash payments of $18,613,793, all of which has been paid.  At March 31, 2005, the Partnership held working capital of $79,567.  Since the Partnership has completed funding of all investments, it anticipates that there should be no significant need for capital resources in the future.

Results of Operations

The Partnership was formed with the investment objectives set forth above under Item 1.  The Partnership incurs an annual asset management fee to Boston Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships.  The annual asset management fee incurred for the fiscal years ended March 31, 2005 and 2004 was $203,540 and $370,138, respectively. The amounts incurred are net of reporting fees received of $43,038 and $37,385, respectively.  Because the Partnership is not expected to receive any significant cash flow from the Operating Partnerships in subsequent years, the annual asset management fee is currently being deferred and is expected to be paid from the proceeds of sales or refinancing of the Partnership’s interests in Operating Partnerships.  The amount is expected to continue to decrease in future years as additional interests in Operating Partnerships are sold and the portion of the fee attributed to those Operating Partnerships is not longer incurred.

The Partnership expects that all of its cash receipts will be used to pay third party operating expenses.  The Partnership reported interest income of $2,353 and $5,200, respectively, in the fiscal years ended March 31, 2005 and 2004.  During the fiscal years ended March 31, 2005 and 2004, the Partnership received $12,596 and $6,816, respectively, in distributions of cash flow and $122,123 and $37,385,respectively, of reporting fees from the Operating Partnerships. The total cash flow received in the fiscal years ended March 31, 2005 and 2004 was recorded as miscellaneous income instead of as a decrease in Investments in Operating Limited Partnerships, due to the equity method of accounting.  Reporting fee income in the current fiscal year was higher primarily due to the collection of accrued reporting fees received from Operating Partnerships sold in the current fiscal year. No other significant sources of income are anticipated.

As of March 31, 2005 and 2004 the Partnership held limited partnership interests in 27 and 44 Operating Partnerships, respectively. The decrease in the number of Operating Partnerships was due to the sale of seventeen of the Operating Partnerships in the year ended March 31, 2005.  In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit.  Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as “Qualified Occupancy”.  Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The General Partners believe that there is adequate casualty insurance on the properties.

As of March 31, 2005 and 2004 the Qualified Occupancy for the Partnership was 100%.  The Partnership had a total of 27 properties at March 31, 2005, all of which were at 100% qualified occupancy.

For the period ended December 31, 2004 and 2003, the Operating Partnerships reflected a net loss of $(1,021,546) and $(2,665,508), respectively, which includes depreciation and amortization of $1,354,370 and $2,733,300, respectively.

For the tax year ended December 31, 2004 and 2003 the Partnership generated $2,245,132 and $2,553,147, respectively, in passive income tax losses that were passed through to the investors and also provided $0.0 and $2.8, respectively, in tax credits per BAC to the investors.  The Operating Partnerships were allocated tax credits for 10 years.  Based on each Operating Partnership’s lease-up, the total credits could be spread over as many as 13 years.  In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year.  As of December 31, 2003 all credits had been realized and no further credits are anticipated.

Liberty Center, Limited owned a 109-unit property (Liberty Center I) located in Jacksonville, FL (the “Property”).  The Property is a single room occupancy facility with shared bath and kitchen facilities designed to serve homeless individuals.  The Property was subject to a Low Income Housing Tax Credit Compliance Period which ended December 31, 2002.  The Operating General Partner offered to purchase the Partnership’s interest in the Property for $70,000.  After conducting an internal analysis of the Property’s value and hiring an independent consultant to conduct an analysis of the Property’s value, the Investment General Partner accepted the Operating General Partner’s offer and in January 2003, the sale was completed.  The Investment Partnership, its General Partner and various affiliates agreed to forego certain payables due upon the sale of its interest in the Property, and returned all sale proceeds generated by the sale to the Limited Partners of the Investment Partnership in July 2004. The amount distributed to the investors on a per unit basis was $2.64.  Since the balance of the Investment Partnership’s interest in the Operating Partnership was not equal to the sale proceeds received, a loss on the sale of the Operating Partnership was recorded in the year ended March 31, 2003 in the amount of $455,300.

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

MHP commenced litigation against Washington Mews and requested that the court hold the mortgage discharge until the litigation is resolved.  The court denied MHP’s request, and in the first quarter 2004, MHP and Washington Mews reached an agreement regarding the participation payment.  The litigation has been dismissed, and the sale proceeds amount was finalized and distributed in July 2004.  Of the total sale proceeds received $592,006 or $22.34 per unit was returned to the investors.  The remaining proceeds total of $260,734 was paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows:  $54,472 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $48,750 represents a fee for overseeing and managing the disposition of the property; and $157,492 represents a partial payment of outstanding Asset Management Fees due to BCAMLP.  Since the balance of the Investment Partnership’s interest in the Operating Partnership was not equal to the sale proceeds received, a gain on the sale of the Operating Partnership was recorded in the year ended March 31, 2003 in the amount of $516,637.  In the current fiscal year it was determined that a portion of the gain reported in March 2003, in the amount of $48,750, was attributable to the fee associated with the disposition of the property.  A prior period adjustment was made to the March 2003 gain (loss) on disposition of the Operating Partnerships to correct the amount previously reported.  A loss on the sale has been reported in the current fiscal year in the amount of $5,492 for legal costs incurred by the Partnership related to the litigation associated with the sale.

Historically, the financial statements of Rouse Stokes Rowe Housing Associates, L.P. (Stokes Rowe Apartments) have been prepared assuming that the Operating Partnership would continue as a going concern.  The property always experienced high occupancy but was never able to support operations due to excessive operating expenses.    Both of the Operating Partnership’s mortgages were in technical default for non-payment.  The first permanent loan was payable to the stockholder of Southwark Realty, an affiliate of the Operating General Partner.  It was noted in a site visit in 2001 that the property had a number of tenant files that were not in compliance due to improper documentation.  In addition, the State Agency issued Low Income Housing Credit Agencies Report of Noncompliance forms 8823’s for failing to file the required Annual Owner’s Certifications. The tax credit compliance period ended on December 31, 2002.  The Investment General Partner transferred the Operating Partnership interest to the Operating General Partner effective December 31, 2003. Annual losses generated by the Operating Partnership, which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the Investment Partnership’s investment in the Operating Partnership to zero.  Since no proceeds were received for the transfer of the interest, there was no gain or loss to report on the disposal of the asset.

The Operating General Partner of Carthage Court Housing Company (Champion Apartments II) negotiated a sale of his General Partner interest.  As the tax credit compliance period has expired, the Investment General Partner negotiated an agreement with the new Operating General Partner to sell the Investment Limited Partner interest.  This transaction was finalized in August 2003, and proceeds payable to the Investment Partnership of $19,091 were received September 9, 2003.  Of the total proceeds received, $10,000 or $.38 per unit was returned to the Limited Partners in July 2004.  The balance of

$9,091 was used to pay down accrued asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership was recorded in the amount of $19,091 as of December 31, 2003.

The Operating General Partner of Malone Housing Redevelopment Company (Maple Ridge Apartments) negotiated a sale of his General Partner interest.  As the Operating Partnership tax credit compliance period has expired the Investment General Partner negotiated an agreement with the new Operating General Partner to sell the Investment Limited Partner interest.  This transaction was finalized in August 2003, and proceeds payable to the Investment Partnership of $23,864 were received on September 9, 2003.  Of the total proceeds received, $10,000 or $.38 per unit was returned to the Limited Partners in July 2004.  The balance of $13,864 was used to pay down accrued asset management fees.  Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership was recorded in the amount of $23,864 as of December 31, 2003.

Kingsley Park Associates Limited Partnership (Kingsley Park Apartments) is a 312-unit project located in Essex, Maryland.   In June 2004 the Investment General Partner received $25,000 for the sale of its interest in the Operating Partnership to the Operating General Partner.  The terms of the sale also provided that the Operating General Partner assumes the property’s outstanding mortgage.  Annual losses generated by the Operating Partnership, which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the Investment Partnership’s investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the investment of $25,000 has been recorded as of December 31, 2004.

Riverplace Apartments is a 100 unit community located in Holyoke MA.   The Investment General Partner received $25,000 from the Operating General Partner as payment for its interest in the Operating Partnership.  The terms of the sale also provided that the Operating General Partner assumes the property’s outstanding mortgage.  The Amended Partnership Agreement transferring all of the investment partner interest in Riverplace Apartments was executed and delivered to the Operating General Partner on August 31, 2004.  The Investment balance of Riverplace Apartments was not equal to the sale proceeds received; therefore the partnership recorded a loss on the sale of the asset of $551,290 as of December 31, 2004.

In December 2004, the Investment Partnership sold its interest in Blairview Associates to the Operating General Partner for his assumption of the outstanding mortgage balance of $1,399,892 and proceeds to the Investment Partnership of $6,383.  The Investment Partnership proceeds actually represented a partial payment of outstanding reporting fees due to an affiliate of the Investment Partnership and as such have not been recorded as proceeds from the sale of the Operating Partnership.  Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Partnership’s investment in the Operating Partnership to zero.  Accordingly, no gain or loss on the sale of the Operating Partnership has been recorded.

In November 2004, the Investment Partnership sold its interest in 300 Shawmut Avenue Limited Partnership to the Operating General Partner for his assumption of the outstanding mortgage balance of $892,949 and proceeds to the Investment Partnership of $1.  The Investment Partnership proceeds actually represented a partial payment of outstanding reporting fees due to an affiliate of the Investment Partnership and as such have not been recorded as proceeds from the sale of the Operating Partnership.  Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Partnership’s investment in the Operating Partnership to zero.  Accordingly, no gain or loss on the sale of the Operating Partnership has been recorded.

In December 2004, the Investment Partnership sold its interest in Bloomfield Associates Limited Partnership to the Operating General Partner for his assumption of the outstanding mortgage balance of $359,727 and proceeds to the Investment Partnership of $10,851.  Of the total Investment Partnership proceeds received, $5,000 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership.  The remaining proceeds of $5,792 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates.  The breakdown of the amount paid to BCAMLP is as follows:  $108 represented a fee for overseeing and managing the disposition of the property; $4,884 represented partial reimbursement for outstanding advances and asset management fees; and $800 represented reimbursement for expenses incurred related to the sale, which included but wasnot limited to legal costs.  Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $5,684 as of December 31, 2004.

In December 2004, the Investment Partnership sold its interest in Garden City Family Housing to the Operating General Partner for his assumption of the outstanding mortgage balance of $374,253 and proceeds to the Investment Partnership of $11,228.  Of the total Investment Partnership proceeds received, $5,000 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership.  The remaining proceeds of $6,228 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates.  The breakdown of the amount paid to BCAMLP is as follows:  $112 represented a fee for overseeing and managing the disposition of the property; $5,316 represented partial reimbursement for outstanding advances and asset management fees; and $800 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal costs.  Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $6,116 as of December 31, 2004.

In December 2004, the Investment Partnership sold its interest in Marionville III Family Housing to the Operating General Partner for his assumption of the outstanding mortgage balance of $189,239 and proceeds to the Investment Partnership of $5,677. Of the total Investment Partnership proceeds received, $4,820 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. The remaining proceeds of $857 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates.  The breakdown of the amount paid to BCAMLP is as follows:  $57 fee for overseeing and managing the disposition of the property; and $800 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal costs.  Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $800 as of December 31, 2004.

In December 2004, the Investment Partnership sold its interest in Nebraska City Senior, A Limited Partnership to the Operating General Partner for his assumption of the outstanding mortgage balance of $408,854 and proceeds to the Investment Partnership of $12,266. Of the total Investment Partnership proceeds received, $5,000 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. The remaining proceeds of $7,266 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates.  The breakdown of the amount paid to BCAMLP is as follows:  $123 represented a fee for overseeing and managing the disposition of the property; $6,343 represented partial reimbursement for outstanding advances and asset management fees; and $800 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs.  Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $7,143 as of December 31, 2004.

In December 2004, the Investment Partnership sold its interest in Fredericktown Associates II, A Limited Partnership to the Operating General Partner for his assumption of the outstanding mortgage balance of $361,691 and proceeds to the Investment Partnership of $10,851. Of the total Investment Partnership proceeds received, $5,000 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. The remaining proceeds of $5,851 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates.  The breakdown of the amount paid to BCAMLP is as follows:  $109 represented a fee for overseeing and managing the disposition of the property; $4,942 represents partial reimbursement for outstanding advances and asset management fees; and $800 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $5,742 as of December 31, 2004.

In 2003, American Affordable Housing II and BCTC Fund I – Series 3 (the “ILPs”) negotiated the sale of their Investment Limited Partner interest in Paige Hall, a Minnesota Limited Partnership to the Operating General Partner. After repayment of the outstanding mortgage balance of approximately $2,591,339 the proceeds to the ILP are estimated to be $150,000. The sale is expected to occur in 2005.  Of the total anticipated proceeds, $20,000 is for the payment of outstanding reporting fees, and $130,000 will be proceeds for the sale of the ILP’s interest.  Of the estimated proceeds $27,753 and $22,247, for AAH II and Series 3, respectively will be distributed to the investors.  This represents a per unit distribution of $9.987 for AAH II and a per BAC distribution of $.008 for Series 3.  The total return to the investors will be distributed based on the number of Units and BACs held by each investor.  The remaining proceeds of $80,000 are anticipated to be paid to BCMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates.  The breakdown of amount paid to BCAMLP is as follows: $10,000 represents a reimbursement of estimated expenses incurred in connection with the disposition and $70,000 represents payment of outstanding Asset Management Fees due to BCAMLP.

In March 2005, the Investment Partnership sold its interest in Brewton, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $930,939 and proceeds to the Investment Partnership of $37,238. Of the total Investment Partnership proceeds, which were received in April 2005, $11,200 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership.  Of the remaining proceeds, the net distribution to investors is anticipated to be approximately $8,124.  This represents a per BAC distribution of $0.31.  The total return to the investor will be distributed based on the number of BACS held by each investor.  The remaining proceeds of $17,914 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates.  The breakdown of the amount paid to BCAMLP is as follows:  $3,350 represented a fee for overseeing and managing the disposition of the property; $8,993 represents partial reimbursement for outstanding advances and asset management fees; and $5,571 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs.  Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $22,688 as of March 31, 2005.

In March 2005, the Investment Partnership sold its interest in Pine Ridge, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,446,550 and proceeds to the Investment Partnership of $57,862. Of the total Investment Partnership proceeds, which were received in April 2005, $17,640 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership.  Of the remaining proceeds, the net distribution to investors is anticipated to be approximately $17,564.  This represents a per BAC distribution of $0.66.  The total return to the investor will be distributed based on the number of BACS held by each investor.  The remaining proceeds of $22,658 is anticipated to be paid to

BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates.  The breakdown of the amount paid to BCAMLP is as follows:  $3,350 represented a fee for overseeing and managing the disposition of the property; $13,737 represents partial reimbursement for outstanding advances and asset management fees; and $5,571 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs.  Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $36,872 as of March 31, 2005.

In March 2005, the Investment Partnership sold its interest in Pine Terrace III, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,168,688 and proceeds to the Investment Partnership of $46,748. Of the total Investment Partnership proceeds, which were received in April 2005, $6,545 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership.  Of the remaining proceeds, the net distribution to investors is anticipated to be approximately $12,477.  This represents a per BAC distribution of $0.47.  The total return to the investor will be distributed based on the number of BACS held by each investor.  The remaining proceeds of $27,726 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates.  The breakdown of the amount paid to BCAMLP is as follows:  $3,350 represented a fee for overseeing and managing the disposition of the property; $18,805 represents partial reimbursement for outstanding advances and asset management fees; and $5,571 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs.  Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $36,853 as of March 31, 2005.

In March 2005, the Investment Partnership sold its interest in Springfield Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,405,218 and proceeds to the Investment Partnership of $56,209. Of the total Investment Partnership proceeds, which were received in April 2005, $13,200 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership.  Of the remaining proceeds, the net distribution to investors is anticipated to be approximately $16,808.  This represents a per BAC distribution of $0.63.  The total return to the investor will be distributed based on the number of BACS held by each investor.  The remaining proceeds of $26,201 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates.  The breakdown of the amount paid to BCAMLP is as follows:  $3,350 represented a fee for overseeing and managing the disposition of the property; $17,280 represents partial reimbursement for outstanding advances and asset management fees; and $5,571 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs.   Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $39,659 as of March 31, 2005.

In March 2005, the Investment Partnership sold its interest in Village Chase of Zephyrhills, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,459,961and proceeds to the Investment Partnership of $58,398. Of the total Investment Partnership proceeds, which were received in April 2005, $9,620 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership.  Of the remaining proceeds, the net distribution to investors is anticipated to be approximately $17,809.  This represents a per BAC distribution of $0.67.  The total return to the investor will be distributed based on the number of BACS held by each investor.  The remaining proceeds of $30,969 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates.  The breakdown of the amount paid to BCAMLP is as follows:  $3,350 represented a fee for overseeing and managing the disposition of the property; $22,047 represents partial reimbursement for outstanding advances and asset management fees; and $5,572 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs.   Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $45,428 as of March 31, 2005.

In March 2005, the Investment Partnership sold its interest in Village Walk of Zephyrhills, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,366,461 and proceeds to the Investment Partnership of $54,658. Of the total Investment Partnership proceeds, which were received in April 2005, $7,020 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership.  Of the remaining proceeds, the net distribution to investors is anticipated to be approximately $16,097.  This represents a per BAC distribution of $0.61.  The total return to the investor will be distributed based on the number of BACS held by each investor.  The remaining proceeds of $31,451 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates.  The breakdown of the amount paid to BCAMLP is as follows:  $3,350 represented a fee for overseeing and managing the disposition of the property; $22,619 represents partial reimbursement for outstanding advances and asset management fees; and $5,572 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs.   Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $44,288 as of March 31, 2005.

In March 2005, the Investment Partnership sold its interest in Wildwood Villas, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,442,689 and proceeds to the Investment Partnership of $57,708. Of the total Investment Partnership proceeds, which were received in April 2005, $13,860 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership.  Of the remaining proceeds, the net distribution to investors is anticipated to be approximately $17,493.  This represents a per BAC distribution of $0.66.  The total return to the investor will be distributed based on the number of BACS held by each investor.  The remaining proceeds of $26,355 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates.  The breakdown of the amount paid to BCAMLP is as follows:  $3,350 represented a fee for overseeing and managing the disposition of the property; $17,433 represents partial reimbursement for outstanding advances and asset management fees; and $5,572 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs.   Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $40,498 as of March 31, 2005.

Lovington Housing Associates L.P. (Southview Place Apartments) is a 48 unit property located in Lovington, New Mexico which completed its final year of compliance in 2004.   The 2004 audit shows that the property generated $37,381 cash, after allocation for the funding of the replacement reserve account.  Rental revenue increase $30,000 and operating expenses have stabilized at $2,950/per unit, on target with the state averages.  Occupancy remained strong throughout the year, ending the fourth quarter at 96%.  An insurance claim has been submitted to repair the roof and steps have been taken to obtain a rehab loan in order to make some badly needed capital improvements.  With the current strong occupancy and a loan to cover capital improvements, the property will operate above breakeven and be able to start paying down accrued fees and payables. The property’s mortgage, taxes and insurance payments are current.

The liquidity of the Harbor Hill Associates Limited Partnership (Harbor Hill Estates) has been adversely affected by recurring losses from operations.  The operating deficits have prevented the Operating Partnership from meeting obligations as they become due and from making required deposits into the replacement reserve account.  The Operating Partnership received a service letter (mortgage default notice) from USDA/RD on January 3, 2001.  A workout plan to address these issues was approved by USDA/RD in December 2001.  As of March 31, 2005, the Operating General Partner is in compliance with the terms of the workout plan.  USDA/RD has allowed the property to admit non-elderly tenants that are income qualified due to a change in the demographics of the marketplace of Bar Harbor, ME. Consequently, occupancy has stabilized with average occupancy of 92% through March 31, 2005.  The increased occupancy has helped stabilize the property’s operations. Although the property continues to operate below breakeven, the Operating General Partner is making advances as required by the workout plan.  The Investment General Partner will continue to monitor this situation very closely.

Contractual Obligations

As of March 31, 2005, the Partnership has the following contractual obligations (payments due by period):

Obligation	Total	<1 year		1—3 years	3—5 years	> 5 years

Asset Management Fees Payable to Affiliates	$6,532,788	$6,532,788	*	—	—

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

Recent Accounting Pronouncements

As of March 31, 2004, the partnership adopted FASB Interpretation No. 46 - Revised (“FIN46R”), “Consolidation of Variable Interest Entities.”  FIN 46R provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity (“VIE’’) in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity’s expected losses, the majority of the expected returns, or both.

Based on the guidance of FIN 46R, the operating limited partnerships in which the partnership invests in meet the definition of a VIE.  However, management does not consolidate the partnership’s interests in these VIEs under FIN 46R, as it is not considered to be the primary beneficiary.  The partnership currently records the amount of its investment in these partnerships as an asset in the balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in the financial statements.

The partnership’s balance in investment in operating limited partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss.  The partnership’s exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partners and their guarantee against credit recapture.

Exceptions to Certifications

The financial statements are presented as unaudited in the Form 10-K as of March 31, 2005 and 2004 and for the three years ended March 31, 2005 as the Report of the Independent Registered Public Accounting Firm could not be filed within the prescribed time period because the issuer was not able to obtain audit opinions which refer to the auditing standards of the Public Company Accounting Oversight Board (United States) (PCAOB) of property partnerships, in which the issuer holds noncontrolling limited partner interests. The non-affiliated local operating partnership general partners engage the accountants auditing each local operating partnership.

Historically, the audits, and the reports thereon, of the local operating partnerships were performed in accordance with Generally Accepted Auditing Standards (GAAS).

On May 11, 2005 draft guidance was issued by the Public Company Accounting Oversight Board which was confirmed on June 24, 2005 by the AICPA Center for Public Company Audit Firms, that clearly establishes the requirement for the audit reports of the operating partnerships of a Public Fund to refer to the auditing standards of the PCAOB.

The audits of the operating partnerships were performed primarily during the months of January and February and refer to Generally Accepted Auditing Standards.  We have all appropriate originally signed opinions from the operating partnerships, however, they do not refer to the auditing standards of the Public Company Accounting Oversight Board.

Our independent registered public accounting firm has performed an audit of the registrant but cannot issue an opinion in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Therefore, we are filing our 10-K as “UNAUDITED” as it is without an audit opinion.

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

	(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Partnership’s General Partner, under the supervision and with the participation of the Principle Executive Officer and Principle Financial Officer of C&M Management, Inc. carried out an evaluation of the effectiveness of the Fund’s “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Principle Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Fund’s disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Fund required to be included in the Partnership’s periodic SEC filings.

(b)	Changes in Internal Controls

There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

John P. Manning, age 56, is co-founder, and since 1974 has been the President and Chief Executive Officer of Boston Capital Corporation. As founding CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Richard J. DeAgazio, age 60, has been the Executive Vice President of Boston Capital Corporation, and President of Boston Capital Securities, Inc., Boston Capital’s NASD registered broker/dealer since 1981. Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers (NASD). He recently served as a member of the National Adjudicatory Council of the NASD. He was the Vice Chairman of the NASD’s District 11 Committee, and served as Chairman of the NASD’s Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee, the Direct Participation Program Committee and as Chairman of the Nominating Committee. He is a past President of the Real Estate Securities and Syndication Institute and a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter). Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess &Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He is on the Board of Directors of Cognistar Corporation. He is a leader in the community and serves on the Board of Trustees for Bunker Hill Community College, the Business Leaders Council of the Boston Symphony, Board of Trustees of Junior Achievement of Northern New England, the Board of Advisors for the Ron Burton Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.

Jeffrey H. Goldstein, age 43, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 58, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 41, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital, its affiliated entities and all Boston Capital sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves.  He also oversees Boston Capital’s information and technology areas, including the strategic planning. Prior to joining Boston Capital in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

(f)	Involvement in certain legal proceedings.

None.

(g)	Promoters and control persons.

None.

(h)and(i)

The Partnership has no directors or executive officers and accordingly has no audit committee and no audit committee financial expert. The Partnership is not a listed issuer as defined in Regulation 10A-3 promulgated under the Securities Exchange Act of 1934.

The General Partner of the Partnership, BCA Associates LP, has adopted a Code of Ethics that applies to the Principle Executive Officer and Principle Financial Officer of C&M Management, Inc.
The Code of Ethics will be provided without charge to any person who requests it. Such request should be directed to, Marc N. Teal, Boston Capital Corp., One Boston Place, Boston, MA 02108.

Item 11.	Executive Compensation (a), (b), (c), (d) and (e)

The Partnership has no officers or directors.  However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, the Partnership has paid or accrued obligations to the General Partners and their affiliates for the following fees during the 2005 fiscal year:

1. An annual asset management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership.   The annual asset management fee accrued during the year ended March 31, 2005 was $325,663.  The fee is payable without interest as sufficient funds become available.

2. The Partnership recorded as payable to affiliates of the General Partners a total of $4,066 for amounts charged to operations during the year ended March 31, 2005.  The charges include, but may not be limited to postage, printing, travel, and overhead allocations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

(a)	Security ownership of certain beneficial owners.

As of March 31, 2005, 26,501 BACs had been issued.  The Partnership is known to have one investor with holdings in excess of 5% of the total outstanding BACs in the Partnership.  Their holdings total 5.79% of the total outstanding BACs in the Partnership.

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

The amounts and kinds of compensation and fees are described on pages 9 to 11 of the Prospectus under the caption “Compensation of General Partners and Affiliate”, which is incorporated herein by reference.  See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partners and their affiliates during the period from April 1, 1993 through March 31, 2005.

Item 14.	Principle Accountant Fees and Services Fees paid to the Fund’s independent auditors for Fiscal year 2005 were comprised of the following

Fee Type	2005	2004
Audit Fees	12,690	12,200

Audit Related Fees	2,700	1,200

Tax Fees	9,290	10,400

All Other Fees	—	—

Total	24,680	23,800

Audit Committee

The Fund has no Audit Committee. All audit services and any permitted non–audit services performed by the Fund’s independent auditors are pre-approved by C&M Management, Inc.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.  Financial Statements

American Affordable Housing II Limited Partnership- Filed herein as Exhibit 13 - (UNAUDITED)
Balance Sheets, March 31, 2005 and 2004
Statements of Operations, Years ended March 31, 2005, 2004 and 2003
Statements of Changes in Partners’ Capital, Years ended March 31, 2005, 2004, and 2003
Statements of Cash Flows, Years ended March 31, 2005, 2004 and 2003
Notes to Financial Statements, Years ended March 31, 2005, 2004 and 2003

Riverplace Apartments
Filed herein as Exhibit 99.2
Independent Auditors’ Report
Balance Sheets, December 31, 2004 and 2003
Statements of Operations, Years ended December 31, 2004 and 2003
Statements of Changes in Partners’ Capital, Years ended December 31, 2004 and 2003
Statements of Cash Flow, Years ended December 31, 2004 and 2003
Notes to Financial Statements, Years ended December 31, 2004 and 2003

(a) 2.  Financial Statement Schedules

Schedule III - Real Estate and Accumulated Depreciation
Notes to Schedule III
Schedule III and Notes to Schedule III filed herein as part of Exhibit 13 - (UNAUDITED)

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes hereto.

(b) 1.  Reports of Form 8-K

No reports on Form 8-K were filed during the period ending March 31, 2005.

(c) 1	Exhibits

(3)	Amended and Restated Certificate and Agreement of Limited Partnership. (1)

(4)	Instruments defining the rights of security holders, including Indentures (same as Exhibit (3)).

(13)	Unaudited Financial Statement of American Affordable Housing Fund II Limited Partnership, filed herein

(31)	Certification 302
a.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein
b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

(32)	Certification 906
a.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein
b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

(99.2)	Audited Financial Statements of Riverplace Apartments for the years ended December 31, 2004 and 2003; a significant subsidiary of the registrant, filed herein

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Actof 1934, the Registrant has duly caused this Report to be signed on its behalfby the undersigned, thereunto duly authorized.

American Affordable Housing II
Limited Partnership

	By:	Boston Capital Associates Limited
Partnership, General Partner

		By:	BCA Associates Limited Partnership,
General Partner

		By:	C&M Management Inc.,
General Partner

Date: July 14, 2005		By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, thisreport has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE	SIGNATURE	TITLE

July 14, 2005	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive Officer), C&M
Management Inc;

DATE	SIGNATURE	TITLE

July 14, 2005	/s/ Marc N. Teal	Senior Vice President,
	Marc N. Teal	Chief Financial Officer
(Principal Accounting and Financial Officer)
C&M Management Inc.