Form 10-Q
period 2005-06-30
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 2005-08-22
CIK 815024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2005

or

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

Yes	/X/	No	/ /

Indicate by check mark whether the registrant is an accelarated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	/ /	No	/X/

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	/X/

AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

TABLE OF CONTENTS

FOR THE QUARTER ENDED June 30, 2005

Balance_Sheets *

Statements_of_Operations 4

Changes_in_Partners_Capital 5

Statements_of_Cash_Flows 6

Notes_to_Financial_Statements 7

Note A Organization 7

Note B Accounting and Financial Reporting Policies 7

Note C Related Party Transactions 8

Note D Investments in Opertating Partnerships 8

Combined_Statements_of_Operations 9

NOTE_E_TAXABLE_LOSS 10

Liquidity 11

Capital_Resources 11

Results_of_Operations 12

Quantitative_and_Qualitative_Disclosure 18

Disclosure_Controls_and_Procedures 18

Part_II_Other_Information 19

Signatures 20

American Affordable Housing II Limited Partnership

BALANCE SHEETS

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)

ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)	$ -	$ -

Cash and cash equivalents	256,308	79,567
Other assets	12,500	368,821

	$ 268,808	$ 448,388

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES

Accounts payable	$ -	$ 23,450
Accounts payable affiliates	6,771,259	6,880,124

	6,771,259	6,903,574

PARTNERS' DEFICIT

Limited Partners
Units of limited partnership interest, $1,000 stated value per unit; issued and outstanding, 26,501 units (Note A)	(6,214,341)	(6,167,551)
General Partners	(288,110)	(287,637)

	(6,502,451)	(6,455,188)

	$ 268,808	$ 448,388

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2005	2004

Income
Interest income	$ 325	$ 1,833
Other income	-	3,666
	325	5,499

Share of income (loss) from Operating Partnerships (Note D)	-	17,114*

Expenses
Professional fees	9,668	7,800
General and administrative expenses	2,889	2,728
Asset management fees (Note C)	35,031	91,898
	47,588	102,426

NET LOSS	$ (47,263)	$ (79,813)

Net loss allocated to general partners	$ (473)	$ (798)

Net loss allocated limited partners	$ (46,790)	$(79,015)

Net loss per unit of limited partnership interest	$ (1.8)	$ (3)

* Includes a gain on sale of Operating Partnership of $25,000.

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' Deficit April 1, 2005	(6,167,551)	$(287,637)	$(6,455,188)

Distributions	-	-	-

Net loss	(46,790)	(473)	(47,263)

Partners' Deficit June 30, 2005	$(6,214,341)	$(288,110)	$(6,502,451)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2005	2004
Cash flows from operating activities:

Net Income (Loss)	$ (47,263)	$ (79,813)
Adjustments:
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	-	7,886
Changes in assets and liabilities:
Decrease (Increase) in other assets	(12,500)	(5,490)
Increase (Decrease) in accounts payable and accrued expenses	(132,315)	99,883

Net cash provided by (used in) operating activities	(192,078)	22,466

Cash flows from investing activities:
Proceeds from the sale of Operating Partnerships	368,821	-

Net cash provided by (used in) investing activities	368,821	22,466

Cash flows from financing activities:
Distribution to Partners	-	-

Net cash provided by (used in) financing activities	-	-

INCREASE (DECREASE) IN CASH	176,743	22,466

Cash and cash equivalents, beginning	79,567	999,699

Cash and cash equivalents, ending	$ 256,310	$ 1,022,165

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2005
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2005 and for the three months then ended have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements are read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report Statement on Form 10-K.

The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the fiscal year ending March 31, 2006.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2005

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

An annual asset management fee based on 0.5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued as payable to Boston Capital Asset Management Limited Partnership. The annual asset management fee accrued for the quarters ended June 30, 2005 and 2004 was $50,926 and $91,898, respectively. Total asset management fees accrued as of June 30, 2005 were $6,476,538.

During the quarters ended June 30, 2005 and 2004 affiliates of the General Partner did not advance any money to the Partnership to pay operating expenses of the Partnership, or to make advances and/or loans to Operating Partnerships. Total advances for such costs at June 30, 2005 were $261,667. These and any additional advances will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

The Partnership also accrued certain affiliate administrative expenses including but not limited to travel, printing, salaries, postage, and overhead allocations. The amounts accrued during the quarters ended June 30, 2005 and 2004 were $123 and $127, respectively. Total accruals at June 30, 2005 were $33,054.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2005 and 2004, the Partnership had limited partnership equity interests in 27 and 43 Operating Partnerships, each of which owned an apartment complex.

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments upon each Operating Partnership achieving specified levels of construction and/or operations. At June 30, 2005 and 2004, all such capital contributions had been paid to the Operating Partnerships.

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2005.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2005
(Unaudited)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

The unaudited combined statements of operations of the Operating

Partnerships for the Three Months ended March 31, 2005 and 2004 are as follows:

	2005	2004

Revenues
Rental income	$ 2,167,335	$ 2,196,809
Interest and other	39,978	54,810

	2,207,313	2,251,619

Expenses
Interest expense	702,812	572,093
Depreciation and amortization	551,270	609,309
Operating expenses	1,347,124	1,719,519
	2,601,206	2,900,922

NET LOSS	$ (393,893)	$ (649,303)

Net loss allocation to American Affordable Housing II Limited Partnership	$ -	$ -

Net loss allocated to other partners	$ (3,939)	$ (6,493)

Net loss suspended	$ (389,954)	$ (642,810)

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

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2005

(Unaudited)

NOTE E - TAXABLE LOSS

The Partnerships taxable loss for the year ended December 31, 2005 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

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

The Partnership is currently accruing the annual asset management fee. Asset management fees accrued during the quarters ended June 30, 2005 and 2004 were $50,926 and $99,756, and total asset management fees accrued as of June 30, 2005 were $6,476,538. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

The Partnership has recorded $6,771,259 as payable to affiliates. This represents advances to pay certain third party operating expenses of the Partnership, advances and/or loans to Operating Partnerships, accrued partnership management fees, and accrued overhead allocations. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or the proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.

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

As of June 30, 2005, the Partnership had committed to investments requiring cash payments of $18,613,793, all of which has been paid. At June 30, 2005, the Partnership held $256,310, which is comprised of working capital and proceeds from the sale of 7 properties. Since the Partnership has completed funding of all investments, it anticipates that there should be no significant need for capital resources in the future.

Results of Operations

As of June 30, 2005 and 2004 the Partnership held limited partnership interests in 27 and 43 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

As of June 30, 2005 and 2004 the Qualified Occupancy of the Operating Partnership's was 100%. The Partnership had a total of 27 properties at June 30, 2005, all of which were at 100% Qualified Occupancy.

During the quarters ended June 30, 2005 and 2004, the Partnership received $15,895 and $7,858, respectively, of reporting fees from the Operating Partnerships.

The Partnership incurred an annual asset management fee to Boston Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual asset management fee incurred, net of reporting fees received, during the quarters ended June 30, 2005 and 2004 was $35,031 and $91,898, respectively.

Kingsley Park Associates Limited Partnership (Kingsley Park Apartments) is a 312-unit project located in Essex, Maryland. In June 2004 the Investment General Partner received $25,000 for the sale of its interest in the Operating Partnership to the Operating General Partner. The terms of the sale also provided that the Operating General Partner assumes the property's outstanding mortgage. Annual losses generated by the Operating Partnership, which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the Investment Partnership's investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the investment of $25,000 has been recorded as of December 31, 2004.

Riverplace Apartments is a 100 unit community located in Holyoke MA. The Investment General Partner received $25,000 from the Operating General Partner as payment for its interest in the Operating Partnership. The terms of the sale also provided that the Operating General Partner assumes the property's outstanding mortgage. The Amended Partnership Agreement transferring all of the investment partner interest in Riverplace Apartments was executed and delivered to the Operating General Partner on August 31, 2004. The Investment balance of Riverplace Apartments was not equal to the sale proceeds received; therefore the partnership recorded a loss on the sale of the asset of $551,290 as of December 31, 2004.

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

Lovington Housing Associates L.P. (Southview Place Apartments) is a 48 unit property located in Lovington, New Mexico which completed its final year of compliance in 2004. The 2004 audit shows that the property generated $37,381 cash, after allocation for the funding of the replacement reserve account. Rental revenue increased $30,000 and operating expenses have stabilized at $2,950/per unit, on target with the state averages. Occupancy remained strong throughout the year, ending the fourth quarter at 96%. An insurance claim has been submitted to repair the roof and steps have been taken to obtain a rehab loan in order to make some badly needed capital improvements. With the current strong occupancy and a loan to cover capital improvements, the property will operate above breakeven and be able to start paying down accrued fees and payables. The property's mortgage, taxes and insurance payments are current.

The liquidity of the Harbor Hill Associates Limited Partnership (Harbor Hill Estates) has been adversely affected by recurring losses from operations. The operating deficits have prevented the Operating Partnership from meeting obligations as they become due and from making required deposits into the replacement reserve account. The Operating Partnership received a service letter (mortgage default notice) from USDA/RD on January 3, 2001. A workout plan to address these issues was approved by USDA/RD in December 2001. As of June 30, 2005, the Operating General Partner is in compliance with the terms of the workout plan. USDA/RD has allowed the property to admit non-elderly tenants that are income qualified due to a change in the demographics of the marketplace of Bar Harbor, ME. Consequently, occupancy has stabilized with occupancy of 92% as of June 30, 2005. Although the property continues to operate below breakeven, the Operating General Partner is making advances as required by the workout plan. The Investment General Partner will continue to monitor this situation very closely.

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

The Partnership is required to assess potential impairments to its long-lived assets, which are primarily investments in limited partnerships. The Partnership accounts for its investment in limited partnerships in accordance with the equity method of accounting since the Partnership does not control the operations of the Operating Limited Partnership.

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

Exceptions to Certifications

The March 31, 2005 Balance Sheet of American Affordable Housing II L.P. is presented as unaudited in the Form 10-Q as the Report of the Independent Registered Public Accounting Firm could not be filed within the prescribed time period because the issuer was not able to obtain audit opinions which refer to the auditing standards of the Public Company Accounting Oversight Board (United States) (PCAOB) of property partnerships, in which the issuer holds noncontrolling limited partner interests.

Historically, the audits, and the reports thereon, of the local operating partnerships (typically owned 99% by the registrant) were performed in accordance with Generally Accepted Auditing Standards (GAAS).

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

Our independent registered public accounting firm has performed an audit of the registrant for the period ending March 31, 2005, but could not issue an opinion in accordance with the standards of the Public Company Accounting Oversight Board (United States). Therefore, we are filing our 10-Q with March 31, 2005 balance sheets as "UNAUDITED" as it is without an audit opinion.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

American Affordable Housing II
Limited Partnership

	By:	Boston Capital Associates Limited
Partnership, General Partner

		By:	BCA Associates Limited Partnership,
General Partner

		By:	C&M Management Inc.,
General Partner

Date: August 22, 2005		By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, thisreport has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated:
DATE	SIGNATURE	TITLE

August 22, 2005	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive
Officer), C&M
Management Inc;

DATE	SIGNATURE	TITLE

August 22, 2005	/s/ Marc N. Teal	Senior Vice President, Chief Financial Officer
	Marc N. Teal	(Principal Accounting and Financial Officer)
C&M Management Inc.