Form 10-Q
period 2005-09-30
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 2005-11-21
CIK 815024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2005

or

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

TABLE OF CONTENTS

FOR THE QUARTER ENDED September 30, 2005

Balance_Sheets *

Statements_of_Operations 4

Statement_of_CHANGES_in_pARTNERS'_DEFICIT 6

Statements_of_Cash_Flows 7

Notes_to_Financial_Statements 7

Note A Organization 8

Note B Accounting and Financial Reporting Policies 8

Note C Related Party Transactions 9

Note D Investments in Opertating Partnerships 8

Combined_Statements_of_Operations 10

NOTE_E_TAXABLE_LOSS 11

Liquidity 12

Capital_Resources 12

Results_of_Operations 13

Quantitative_and_Qualitative_Disclosure 20

Disclosure_Controls_and_Procedures 20

Part_II_Other_Information 21

Signatures 22

American Affordable Housing II Limited Partnership

BALANCE SHEETS

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)

ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)	$ -	$ -

Cash and cash equivalents	135,571	79,567
Other assets	12,500	368,821

	$ 148,071	$ 448,388

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES

Accounts payable	$ -	$ 23,450
Accounts payable affiliates	6,822,589	6,880,125

	6,822,589	6,903,575

PARTNERS' DEFICIT

Limited Partners
Units of limited partnership interest, $1,000 stated value per unit; issued and outstanding, 26,501 units (Note A)	(6,385,751)	(6,167,549)
General Partners	(288,767)	(287,638)

	(6,674,518)	(6,455,187)

	$ 148,071	$ 448,388

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2005	2004

Income
Interest income	$ 280	$ 262
Other income	91	2,807
	371	3,069

Share of income (loss) from Operating Partnerships (Note D)	-	(574,401)*

Expenses
Professional fees	15,188	61,486
General and administrative expenses	2,035	4,194
Asset management fees (Note C)	48,842	82,224
	66,065	147,904

NET LOSS	$ (65,694)	$ (719,236)

Net loss allocated to general partners	$ (657)	$ (7,192)

Net loss allocated limited partners	$ (65,037)	$ (712,044)

Net loss per unit of limited partnership interest	$ (2.5)	$ (27)

* Includes a loss on sale of Operating Partnership of $531,745.

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2005	2004

Income
Interest income	$ 605	$ 2,095
Other income	91	6,473
	696	8,568

Share of income (loss) from Operating Partnerships (Note D)	-	(557,287)*

Expenses
Professional fees	24,856	69,286
General and administrative expenses	4,925	6,921
Asset management fees (Note C)	83,872	174,122
	113,653	250,329

NET LOSS	$ (112,957)	$ (799,048)

Net loss allocated to general partners	$ (1,130)	$ (7,990)

Net loss allocated limited partners	$ (111,827)	$ (791,058)

Net loss per unit of limited partnership interest	$ (4.2)	$ (30)

* Includes a loss on sale of Operating Partnership of $531,745.

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' Deficit April 1, 2005	$(6,167,551)	$(287,637)	$(6,455,188)

Distributions	(106,373)	-	(106,373)

Net loss	(111,827)	(1,130)	(112,957)

Partners' Deficit September 30, 2005	$(6,385,751)	$(288,767)	$(6,674,518)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2005	2004
Cash flows from operating activities:

Net Income (Loss)	$ (112,957)	$ (799,048)
Adjustments:
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	-	508,537
Changes in assets and liabilities:
Decrease (Increase) in other assets	(12,500)	(5,490)
Increase (Decrease) in accounts payable and accrued expenses	(80,987)	3,051

Net cash provided by (used in) operating activities	(206,444)	(292,950)

Cash flows from investing activities:
Proceeds from the sale of Operating Partnerships	368,821	50,000

Net cash provided by (used in) investing activities	368,821	50,000

Cash flows from financing activities:
Distribution to Partners	(106,373)	(682,008)

Net cash provided by (used in) financing activities	(106,373)	(682,008)

INCREASE (DECREASE) IN CASH	56,004	(924,958)

Cash and cash equivalents, beginning	79,567	999,699

Cash and cash equivalents, ending	$ 135,571	$ 74,741

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2005
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2005 and for the three and six months then ended have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements are read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report Statement on Form 10-K.

The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the fiscal year ending March 31, 2006.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2005

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

An annual asset management fee based on 0.5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued as payable to Boston Capital Asset Management Limited Partnership. The annual asset management fee accrued for the quarters ended September 30, 2005 and 2004 was $50,925 and $83,574, respectively. Total asset management fees accrued as of September 30, 2005 were $6,527,463.

During the quarters ended September 30, 2005 and 2004 affiliates of the General Partner did not advance any money to the Partnership to pay operating expenses of the Partnership, or to make advances and/or loans to Operating Partnerships. Total advances for such costs at September 30, 2005 were $261,665. These and any additional advances will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

The Partnership also accrued certain affiliate administrative expenses including but not limited to travel, printing, salaries, postage, and overhead allocations. The amounts accrued during the quarters ended September 30, 2005 and 2004 were $405 and $169, respectively. Total accruals at September 30, 2005 were $33,461.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2005 and 2004, the Partnership had limited partnership equity interests in 27 and 43 Operating Partnerships, each of which owned an apartment complex.

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments upon each Operating Partnership achieving specified levels of construction and/or operations. At September 30, 2005 and 2004, all such capital contributions had been paid to the Operating Partnerships.

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2005.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2005
(Unaudited)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

The unaudited combined statements of operations of the Operating

Partnerships for the six months ended June 30, 2005 and 2004 are as follows:

	2005	2004

Revenues
Rental income	$ 3,391,939	$ 4,369,416
Interest and other	86,559	102,325

	3,478,498	4,471,740

Expenses
Interest expense	942,620	1,147,727
Depreciation and amortization	873,383	1,599,284
Operating expenses	2,306,525	3,305,871
	4,122,528	6,052,882

NET LOSS	$ (644,030)	$ (1,581,142)

Net loss allocation to American Affordable Housing II Limited Partnership	$ -	$ -

Net loss allocated to other partners	$ (6,440)	$ (15,811)

Net loss suspended	$ (637,590)	$ (1,565,330)

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

September 30, 2005

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

The Partnership is currently accruing the annual asset management fee. Asset management fees accrued during the quarters ended September 30, 2005 and 2004 were $50,925 and $83,574, and total asset management fees accrued as of September 30, 2005 were $6,527,463. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

The Partnership has recorded $6,822,589 as payable to affiliates. This represents advances to pay certain third party operating expenses of the Partnership, advances and/or loans to Operating Partnerships, accrued partnership management fees, and accrued overhead allocations. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or the proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.

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

As of September 30, 2005, the Partnership had committed to investments requiring cash payments of $18,613,793, all of which has been paid. At September 30, 2005, the Partnership held $135,571, which is comprised of working capital. Since the Partnership has completed funding of all investments, it anticipates that there should be no significant need for capital resources in the future.

Results of Operations

As of September 30, 2005 and 2004 the Partnership held limited partnership interests in 27 and 43 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

As of September 30, 2005 and 2004 the Qualified Occupancy of the Operating Partnership's was 100%. The Partnership had a total of 27 properties at September 30, 2005, all of which were at 100% Qualified Occupancy.

During the quarters ended September 30, 2005 and 2004, the Partnership received $91 and $6,473, respectively, in distributions of cash flow and $2,083 and $9,208, respectively, of reporting fees from the Operating Partnerships.

The Partnership incurred an annual asset management fee to Boston Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual asset management fee incurred, net of reporting fees received, during the quarters ended September 30, 2005 and 2004 was $48,842 and $82,224, respectively.

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

In March 2005, the Investment Partnership sold its interest in Brewton, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $930,939 and proceeds to the Investment Partnership of $37,238. Of the total Investment Partnership proceeds, which were received in April 2005, $11,200 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. Of the remaining proceeds, the net distribution to investors in the amount of $8,124 was paid during the third quarter of 2005. This represents a per BAC distribution of $0.31. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $17,914 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $3,350 represented a fee for overseeing and managing the disposition of the property; $8,993 represents partial reimbursement for outstanding advances and asset management fees; and $5,571 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $22,688 as of March 31, 2005.

In March 2005, the Investment Partnership sold its interest in Pine Ridge, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,446,550 and proceeds to the Investment Partnership of $57,862. Of the total Investment Partnership proceeds, which were received in April 2005, $17,640 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. Of the remaining proceeds, the net distribution to investors in the amount of $17,564 was paid during the third quarter of 2005. This represents a per BAC distribution of $0.66. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $22,658 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $3,350 represented a fee for overseeing and managing the disposition of the property; $13,737 represents partial reimbursement for outstanding advances and asset management fees; and $5,571 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $36,872 as of March 31, 2005.

In March 2005, the Investment Partnership sold its interest in Pine Terrace III, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,168,688 and proceeds to the Investment Partnership of $46,748. Of the total Investment Partnership proceeds, which were received in April 2005, $6,545 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. Of the remaining proceeds, the net distribution to investors in the amount of $12,477 was paid during the third quarter of 2005. This represents a per BAC distribution of $0.47. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $27,726 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $3,350 represented a fee for overseeing and managing the disposition of the property; $18,805 represents partial reimbursement for outstanding advances and asset management fees; and $5,571 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $36,853 as of March 31, 2005.

In March 2005, the Investment Partnership sold its interest in Springfield Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,405,218 and proceeds to the Investment Partnership of $56,209. Of the total Investment Partnership proceeds, which were received in April 2005, $13,200 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. Of the remaining proceeds, the net distribution to investors in the amount of $16,808 was paid during the third quarter of 2005. This represents a per BAC distribution of $0.63. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $26,201 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $3,350 represented a fee for overseeing and managing the disposition of the property; $17,280 represents partial reimbursement for outstanding advances and asset management fees; and $5,571 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $39,659 as of March 31, 2005.

In March 2005, the Investment Partnership sold its interest in Village Chase of Zephyrhills, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,459,961and proceeds to the Investment Partnership of $58,398. Of the total Investment Partnership proceeds, which were received in April 2005, $9,620 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. Of the remaining proceeds, the net distribution to investors in the amount of $17,809 was paid during the third quarter of 2005. This represents a per BAC distribution of $0.67. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $30,969 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $3,350 represented a fee for overseeing and managing the disposition of the property; $22,047 represents partial reimbursement for outstanding advances and asset management fees; and $5,572 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $45,428 as of March 31, 2005.

In March 2005, the Investment Partnership sold its interest in Village Walk of Zephyrhills, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,366,461 and proceeds to the Investment Partnership of $54,658. Of the total Investment Partnership proceeds, which were received in April 2005, $7,020 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. Of the remaining proceeds, the net distribution to investors in the amount of $16,097 was paid during the third quarter of 2005. This represents a per BAC distribution of $0.61. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $31,451 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $3,350 represented a fee for overseeing and managing the disposition of the property; $22,619 represents partial reimbursement for outstanding advances and asset management fees; and $5,572 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $44,288 as of March 31, 2005.

In March 2005, the Investment Partnership sold its interest in Wildwood Villas, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,442,689 and proceeds to the Investment Partnership of $57,708. Of the total Investment Partnership proceeds, which were received in April 2005, $13,860 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. Of the remaining proceeds, the net distribution to investors in the amount of $17,495 was paid during the third quarter of 2005. This represents a per BAC distribution of $0.66. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $26,355 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $3,350 represented a fee for overseeing and managing the disposition of the property; $17,433 represents partial reimbursement for outstanding advances and asset management fees; and $5,572 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $40,498 as of March 31, 2005.

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

Lovington Housing Associates L.P. (Southview Place Apartments) is a 48 unit property located in Lovington, New Mexico which completed its final year of compliance in 2004. The 2004 audit shows that the property generated $37,381 cash, after allocation for the funding of the replacement reserve account. Rental revenue increased $30,000 and operating expenses have stabilized at $2,950/per unit, on target with the state averages. Occupancy remained strong throughout the year, ending the fourth quarter at 96%. An insurance claim has been submitted to repair the roof and steps have been taken to obtain a rehab loan in order to make some badly needed capital improvements. With the current strong occupancy and a loan to cover capital improvements, the property will operate above breakeven and be able to start paying down accrued fees and payables. The property's mortgage, taxes, and insurance payments are current.

The liquidity of the Harbor Hill Associates Limited Partnership (Harbor Hill Estates) has been adversely affected by recurring losses from operations. The operating deficits have prevented the Operating Partnership from meeting obligations as they become due and from making required deposits into the replacement reserve account. The Operating Partnership received a service letter (mortgage default notice) from USDA/RD on January 3, 2001. A workout plan to address these issues was approved by USDA/RD in December 2001. As of September 30, 2005, the Operating General Partner is in compliance with the terms of the workout plan. USDA/RD has allowed the property to admit non-elderly tenants that are income qualified due to a change in the demographics of the marketplace of Bar Harbor, ME. Consequently, occupancy has stabilized with occupancy of 92% as of September 30, 2005. The property operated at breakeven. The Operating General Partner makes any advances as required by the workout plan. The Investment General Partner will continue to monitor this situation very closely.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

American Affordable Housing II
Limited Partnership

	By:	Boston Capital Associates Limited
Partnership, General Partner

		By:	BCA Associates Limited Partnership,
General Partner

		By:	C&M Management Inc.,
General Partner

Date: November 21, 2005		By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, thisreport has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated:
DATE	SIGNATURE	TITLE

November 21, 2005	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive
Officer), C&M
Management Inc;

DATE	SIGNATURE	TITLE

November 21, 2005	/s/ Marc N. Teal	Senior Vice President, Chief Financial Officer
	Marc N. Teal	(Principal Accounting and Financial Officer)
C&M Management Inc.