Form 10-Q
period 2005-12-31
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 2006-02-21
CIK 815024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2005

or

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

Yes [ ] No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer[ ] Accelerated filer[ ] Non-accelerated filer[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2005

TABLE OF CONTENTS

FOR THE QUARTER ENDED December 31, 2005

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

Disclosure_Controls_and_Procedures 20

Part_II_Other_Information 21

Signatures 22

American Affordable Housing II Limited Partnership

BALANCE SHEETS

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)

ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)	$ -	$ -

Cash and cash equivalents	238,159	79,567
Other assets	-	368,821

	$ 238,159	$ 448,388

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES

Accounts payable	$ 5,550	$ 23,450
Accounts payable affiliates	6,875,837	6,880,125

	6,881,387	6,903,575

PARTNERS' DEFICIT

Limited Partners
Units of limited partnership interest, $1,000 stated value per unit; issued and outstanding, 26,501 units (Note A)	(6,354,774)	(6,167,549)
General Partners	(288,454)	(287,638)

	(6,643,228)	(6,455,187)

	$ 238,159	$ 448,388

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2005	2004

Income
Interest income	$ 152	$ 103
Other income	141	8,191
	293	8,294

Share of income (loss) from Operating Partnerships (Note D)	66,607*	25,485**

Expenses
Professional fees	1,683	2,123
General and administrative expenses	2,907	5,479
Asset management fees (Note C)	31,020	55,004
	35,610	62,606

NET INCOME (LOSS)	$ 31,290	$ (28,827)

Net income(loss) allocated to general partners	$ 313	$ (288)

Net income(loss) allocated limited partners	$ 30,977	$ (28,539)

Net income(loss) per unit of limited partnership interest	$ 1.2	$ (1)

* Includes a gain on sale of Operating Partnership of $66,607.

** Includes a gain on sale of Operating Partnerships of $25,485.

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2005	2004

Income
Interest income	$ 757	$ 2,198
Other income	232	14,664
	989	16,862

Share of income (loss) from Operating Partnerships (Note D)	66,607*	(531,682)**

Expenses
Professional fees	26,538	71,409
General and administrative expenses	7,832	12,400
Asset management fees (Note C)	114,893	229,126
	149,263	312,935

NET LOSS	$ (81,667)	$ (827,755)

Net loss allocated to general partners	$ (817)	$ (8,278)

Net loss allocated limited partners	$ (80,850)	$ (819,477)

Net loss per unit of limited partnership interest	$ (3.1)	$ (31)

* Includes a gain on sale of Operating Partnerships of $66,607.

** Includes a loss on sale of Operating Partnerships of $549,556.

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

Nine Months Ended December 31,
(Unaudited)

	Limited Partners	General Partner	Total

Partners' Deficit April 1, 2005	$(6,167,551)	$ (287,637)	$(6,455,188)

Distributions	(106,373)	-	(106,373)

Net loss	(80,850)	(817)	(81,667)

Partners' Deficit December 31, 2005	$(6,354,774)	$ (288,454)	$(6,643,228)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2005	2004
Cash flows from operating activities:

Net Income (Loss)	$ (81,667)	$ (827,755)
Adjustments:
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	-	531,682
Changes in assets and liabilities:
Decrease (Increase) in other assets	-	(5,490)
Increase (Decrease) in accounts payable and accrued expenses	(22,189)	89,324

Net cash provided by (used in) operating activities	(103,856)	(212,239)

Cash flows from investing activities:
Proceeds from the sale of Operating Partnerships	368,821	26,857

Net cash provided by (used in) investing activities	368,821	26,857

Cash flows from financing activities:
Distribution to Partners	(106,373)	(682,008)

Net cash provided by (used in) financing activities	(106,373)	(682,008)

INCREASE (DECREASE) IN CASH	158,592	(867,390)

Cash and cash equivalents, beginning	79,567	999,699

Cash and cash equivalents, ending	$ 238,159	$ 132,309

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2005
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2005 and for the three and nine months then ended have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements are read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report Statement on Form 10-K.

The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the fiscal year ending March 31, 2005.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2005

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

An annual asset management fee based on 0.5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued as payable to Boston Capital Asset Management Limited Partnership. The annual asset management fee accrued for the quarters ended December 31, 2005 and 2004 was $50,925 and $83,574, respectively. Total asset management fees accrued as of December 31, 2005 were $6,578,388.

During the quarters ended December 31, 2005 and 2004 affiliates of the General Partner did not advance any money to the Partnership to pay operating expenses of the Partnership, or to make advances and/or loans to Operating Partnerships. Total advances for such costs at December 31, 2005 were $261,665. These and any additional advances will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

The Partnership also accrued certain affiliate administrative expenses including but not limited to travel, printing, salaries, postage, and overhead allocations. The amounts accrued during the quarters ended December 31, 2005 and 2004 were $2,323 and $2,109, respectively. Total accruals at December 31, 2005 were $35,784.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2005 and 2004, the Partnership had limited partnership equity interests in 26 and 34 Operating Partnerships, each of which owned an apartment complex.

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to such Operating Partnerships. These contributions were payable in installments upon each Operating Partnership achieving specified levels of construction and/or operations. At December 31, 2005 and 2004, all such capital contributions had been paid to the Operating Partnerships.

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2005.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2005
(Unaudited)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

The unaudited combined statements of operations of the Operating

Partnerships for the nine months ended September 30, 2005 and 2004 are as follows:

	2005	2004

Revenues
Rental income	$ 4,569,272	$ 6,115,650
Interest and other	98,721	161,806

	4,667,993	6,277,456

Expenses
Interest expense	1,239,486	1,657,509
Depreciation and amortization	1,184,555	2,154,026
Operating expenses	3,077,135	4,493,270
	5,501,176	8,304,805

NET LOSS	$ (833,183)	$ (2,027,349)

Net loss allocation to American Affordable Housing II Limited Partnership	$ -	$ -

Net loss allocated to other partners	$ (8,332)	$ -

Net loss suspended	$ (824,851)	$ (2,027,349)

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

December 31, 2005

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

The Partnership is currently accruing the annual asset management fee. Asset management fees accrued during the quarters ended December 31, 2005 and 2004 were $50,925 and $83,574, and total asset management fees accrued as of December 31, 2005 were $6,578,388. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities.

The Partnership has recorded $6,875,837 as payable to affiliates. This represents advances to pay certain third party operating expenses of the Partnership, advances and/or loans to Operating Partnerships, accrued partnership management fees, and accrued overhead allocations. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or the proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.

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

As of December 31, 2005, the Partnership had committed to investments requiring cash payments of $18,613,793, all of which has been paid. At December 31, 2005, the Partnership held $238,159, which is comprised of working capital. Since the Partnership has completed funding of all investments, it anticipates that there should be no significant need for capital resources in the future.

Results of Operations

As of December 31, 2005 and 2004 the Partnership held limited partnership interests in 26 and 34 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

As of December 31, 2005 and 2004 the Qualified Occupancy of the Operating Partnership's was 100%. The Partnership had a total of 27 properties at December 31, 2005, all of which were at 100% Qualified Occupancy.

During the quarters ended December 31, 2005 and 2004, the Partnership received $141and $0, respectively, in distributions of cash flow and $19,905 and $28,570, respectively, of reporting fees from the Operating Partnerships.

The Partnership incurred an annual asset management fee to Boston Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual asset management fee incurred, net of reporting fees received, during the quarters ended December 31, 2005 and 2004 was $31,020 and $55,004, respectively.

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

In December 2004, the Investment Partnership sold its interest in Bloomfield Associates Limited Partnership to the Operating General Partner for his assumption of the outstanding mortgage balance of $359,727 and proceeds to the Investment Partnership of $10,851. Of the total Investment Partnership proceeds received, $5,000 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. The remaining proceeds of $5,792 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $908 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal costs ; $4,884 represented partial reimbursement for outstanding advances and asset management fees.; Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $5,684 as of December 31, 2004.

In December 2004, the Investment Partnership sold its interest in Garden City Family Housing to the Operating General Partner for his assumption of the outstanding mortgage balance of $374,253 and proceeds to the Investment Partnership of $11,228. Of the total Investment Partnership proceeds received, $5,000 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. The remaining proceeds of $6,228 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $112 represented a fee for overseeing and managing the disposition of the property; $5,316 represented partial reimbursement for outstanding advances and asset management fees; and $800 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal costs.. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $6,116 as of December 31, 2004.

In December 2004, the Investment Partnership sold its interest in Marionville III Family Housing to the Operating General Partner for his assumption of the outstanding mortgage balance of $189,239 and proceeds to the Investment Partnership of $5,677. Of the total Investment Partnership proceeds received, $4,820 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. The remaining proceeds of $857 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $57 fee for overseeing and managing the disposition of the property; and $800 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal costs.. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $800 as of December 31, 2004.

In December 2004, the Investment Partnership sold its interest in Nebraska City Senior, A Limited Partnership to the Operating General Partner for his assumption of the outstanding mortgage balance of $408,854 and proceeds to the Investment Partnership of $12,266. Of the total Investment Partnership proceeds received, $5,000 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. The remaining proceeds of $7,266 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $923 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal costs; $6,343 represented partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $7,143 as of December 31, 2004.

In December 2004, the Investment Partnership sold its interest in Fredericktown Associates II, A Limited Partnership to the Operating General Partner for his assumption of the outstanding mortgage balance of $361,691 and proceeds to the Investment Partnership of $10,851. Of the total Investment Partnership proceeds received, $5,000 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. The remaining proceeds of $5,851 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $909 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal costs; $4,942 represents partial reimbursement for outstanding advances and asset management fees.; Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $5,742 as of December 31, 2004.

In March 2005, the Investment Partnership sold its interest in Brewton, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $930,939 and proceeds to the Investment Partnership of $37,238. Of the total Investment Partnership proceeds, which were received in April 2005, $11,200 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. Of the remaining proceeds, the net distribution to investors in the amount of $8,124 was paid during the third quarter of 2005. This represents a per BAC distribution of $0.31. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $17,914 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $8,921 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs; $8,993 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $22,688 as of March 31, 2005.

In March 2005, the Investment Partnership sold its interest in Pine Ridge, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,446,550 and proceeds to the Investment Partnership of $57,862. Of the total Investment Partnership proceeds, which were received in April 2005, $17,640 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. Of the remaining proceeds, the net distribution to investors in the amount of $17,564 was paid during the third quarter of 2005. This represents a per BAC distribution of $0.66. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $22,658 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $8,921 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs; $13,737 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $36,872 as of March 31, 2005.

In March 2005, the Investment Partnership sold its interest in Pine Terrace III, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,168,688 and proceeds to the Investment Partnership of $46,748. Of the total Investment Partnership proceeds, which were received in April 2005, $6,545 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. Of the remaining proceeds, the net distribution to investors in the amount of $12,477 was paid during the third quarter of 2005. This represents a per BAC distribution of $0.47. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $27,726 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $8,921 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs;; $18,805 represents partial reimbursement for outstanding advances and asset management fees; Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $36,853 as of March 31, 2005.

In March 2005, the Investment Partnership sold its interest in Springfield Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,405,218 and proceeds to the Investment Partnership of $56,209. Of the total Investment Partnership proceeds, which were received in April 2005, $13,200 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. Of the remaining proceeds, the net distribution to investors in the amount of $16,808 was paid during the third quarter of 2005. This represents a per BAC distribution of $0.63. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $26,201 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $8,921 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs; $17,280 represents partial reimbursement for outstanding advances and asset management fees.; Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $39,659 as of March 31, 2005.

In March 2005, the Investment Partnership sold its interest in Village Chase of Zephyrhills, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,459,961and proceeds to the Investment Partnership of $58,398. Of the total Investment Partnership proceeds, which were received in April 2005, $9,620 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. Of the remaining proceeds, the net distribution to investors in the amount of $17,809 was paid during the third quarter of 2005. This represents a per BAC distribution of $0.67. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $30,969 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $8,922 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs;$22,047 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $45,428 as of March 31, 2005.

In March 2005, the Investment Partnership sold its interest in Village Walk of Zephyrhills, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,366,461 and proceeds to the Investment Partnership of $54,658. Of the total Investment Partnership proceeds, which were received in April 2005, $7,020 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. Of the remaining proceeds, the net distribution to investors in the amount of $16,097 was paid during the third quarter of 2005. This represents a per BAC distribution of $0.61. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $31,451 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $8,922 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs; $22,619 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $44,288 as of March 31, 2005.

In March 2005, the Investment Partnership sold its interest in Wildwood Villas, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,442,689 and proceeds to the Investment Partnership of $57,708. Of the total Investment Partnership proceeds, which were received in April 2005, $13,860 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. Of the remaining proceeds, the net distribution to investors in the amount of $17,495 was paid during the third quarter of 2005. This represents a per BAC distribution of $0.66. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $26,355 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $8,972 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs;; $17,433 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $40,498 as of March 31, 2005.

In 2003, American Affordable Housing II and BCTC Fund I - Series 3 (the "ILPs") negotiated the sale of their Investment Limited Partner interest in Paige Hall, a Minnesota Limited Partnership to the Operating General Partner for the assumption of the outstanding mortgage balance of approximately $2,591,339 and proceeds to the ILPs of $150,000. The sale closed on December 19, 2005. Of the total proceeds, $20,000 is for the payment of outstanding reporting fees, and $130,000 will be proceeds for the sale of the ILPs interest. Of the total proceeds, $27,753 and $22,247, for AAH II and Series 3, respectively, will be distributed to the investors. This represents a per unit distribution of $9.987 for AAH II and a per BAC distribution of $.008 for Series 3. The total return to the investors will be distributed based on the number of Units and BACs held by each investor. The remaining proceeds of $80,000 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $10,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursement, mailing cost and third party legal fees; and $70,000 represents payment of outstanding Asset Management Fees due to BCAMLP. Annual losses generated by the Operating Partnership, which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner interest of $66,607 and $53,393 for AAH II and Series 3, respectively, was realized in the quarter ended December 31, 2005. The gain recorded represented the proceeds received by the ILP, net of the remaining investment balance and the overhead and expense reimbursement.

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

The liquidity of the Harbor Hill Associates Limited Partnership (Harbor Hill Estates) has been adversely affected by recurring losses from operations. The operating deficits have prevented the Operating Partnership from meeting obligations as they become due and from making required deposits into the replacement reserve account. The Operating Partnership received a service letter (mortgage default notice) from USDA/RD on January 3, 2001. A workout plan to address these issues was approved by USDA/RD in December 2001. As of December 31, 2005, the Operating General Partner is in compliance with the terms of the workout plan. USDA/RD has allowed the property to admit non-elderly tenants that are income qualified due to a change in the demographics of the marketplace of Bar Harbor, ME. Consequently, occupancy has stabilized with average occupancy of 91% as of December 31, 2005. The property operated at breakeven. The Operating General Partner makes any advances as required by the workout plan. The Investment General Partner will continue to monitor this situation.

Recent Accounting Pronouncements

As of December 31, 2005, the partnership adopted FASB Interpretation No. 46 - Revised ("FIN46R"), "Consolidation of Variable Interest Entities." FIN 46R provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE'') in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both.

Based on the guidance of FIN 46R, the operating limited partnerships in which the partnership invests in meet the definition of a VIE. However, management does not consolidate the partnership's interests in these VIEs under FIN 46R, as it is not considered to be the primary beneficiary. The partnership currently records the amount of its investment in these partnerships as an asset in the balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in the financial statements.

The partnership's balance in investment in operating limited partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The partnership's exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partners and their guarantee against credit recapture.

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

Exceptions to Certifications

As discussed in its annual report on Form 10-K for the year ended 2005, American Affordable Housing II L.P. (the "Partnership") was unable to obtain an audit of its financial statements included in such annual report performed in accordance with the standards of the PCAOB. This was due to the inability to obtain audits of financial statements of the entities in which the Partnership has invested (the "Operating Partnerships") performed in accordance with the standards of the PCAOB. (Audit opinions, which the Partnership's auditors originally intended to rely upon in forming their opinion, were obtained from the Operating Partnerships that are in accordance with generally accepted auditing standards for the United States, although not in accordance with the standards of PCAOB.) Accordingly, the Partnership filed its annual report on Form 10-K for the year ended 2005 as "UNAUDITED."

The Partnership continues to evaluate ways of addressing this deficiency and, together with its auditors, has discussed solutions with the SEC and the PCAOB. To date, those solutions primarily entail enhanced audit documentation required by PCAOB Audit Standard No. 3. The Partnership's auditors would have to perform additional procedures related to those Operating Partnerships in order to complete their audit.

The Partnership's auditors have been engaged to perform, and have performed, a review of the Partnership's interim financial information included in the Partnership's quarterly report on Form 10-Q for the quarter ended December 2005.

Despite the Partnership's ongoing efforts to address these matters, the Partnership at the time of this filing is an untimely filer due to the deficiency in its annual report on Form 10-K

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

American Affordable Housing II
Limited Partnership

	By:	Boston Capital Associates Limited
Partnership, General Partner

		By:	BCA Associates Limited Partnership,
General Partner

		By:	C&M Management Inc.,
General Partner

Date: February 21, 2006		By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, thisreport has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated:
DATE	SIGNATURE	TITLE

February 21, 2006	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive
Officer), C&M
Management Inc;

DATE	SIGNATURE	TITLE

February 21, 2006	/s/ Marc N. Teal	Senior Vice President, Chief Financial Officer
	Marc N. Teal	(Principal Accounting and Financial Officer)
C&M Management Inc.