Form 10-K
period 2006-03-31
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 2006-12-21
CIK 815024

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Registrant’s telephone number, including area code (617)624-8900
Securities registered pursuant to Section 12(b) of the Act:
Title of each class — Name of each exchange on which registered
None
Securities registered pursuant to Section 12(g) of the Act:
Title of class
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐             No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐             No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐             No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐             Accelerated filer ☐             Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐             No ☑
DOCUMENTS INCORPORATED BY REFERENCE
The following documents of the Registrant are incorporated by reference:

Form 10-K
Parts	Documents
Parts III and IV	Prospectus

AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
(a Massachusetts limited partnership)
FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED
March 31,2006
TABLE OF CONTENTS

PART I

Item 1. Business
Item 1A. Risk Facotrs
Item 1B. Unresolved Staff Comments
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for the Fund’s Limited Partnership Interests and Related Partnership Matters and Issuer Purchases of Partnership Interests
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7a. Quantitative and Qualitative Disclosure About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9a. Controls and Procedures

PART III

Item 10. Directors and Executive Officers of the Fund
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Signatures

PART I
Item I. Business
American Affordable Housing II Limited Partnership (the “Partnership”) is a limited partnership which was formed under the laws of the Commonwealth of Massachusetts on May 13, 1987. Effective as of June 1, 2001 there was a restructuring and, as a result, the Fund’s general partner was reorganized as follows. The General Partner of the Fund continues to be Boston Capital Associates Limited Partnership, a Massachusetts limited partnership. The general partner of the General Partner is BCA Associates Limited Partnership, a Massachusetts limited partnership, whose sole general partner is C&M Management, Inc., a Massachusetts corporation. John P. Manning is the principal of Boston Capital Partners, Inc. and C&M Management, Inc.
The Partnership was formed to acquire limited partner interests in limited partnerships (the” Operating Partnerships”), each of which was to own and operate an Apartment Complexes for low and moderate income tenants. Each apartment complex qualified for the low-income housing tax credit under Section 42 of the Internal Revenue Code of 1986, as amended, (the “Code”), and some apartment complexes also qualified for the historic rehabilitation tax credit under Section 47 of the Code. Section 236(f)(ii) of the National Housing Act, as amended, in Section 101 of the Housing and Urban Development Act of 1965, as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance such as Tax Credits. The payments for each tenant, which are made directly to the owner of their property, generally are in such amounts as to enable the tenant to pay rent equal to 30% of the adjusted family income. Some of the Apartment Complexes in which the Partnership has invested are receiving such rent supplements from HUD.
HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the Apartment Complex, but directly to the individuals. At this time, the Partnership is unable to predict whether Congress will continue rent supplement programs payable directly to owners of the Apartment Complexes.
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
The offering of Class A Limited Partner interests (the “Units”) in the Partnership (the “Public Offering”) began on February 2, 1988 and was concluded on September 21, 1988. Investors purchasing 26,501 Units contributed $26,501,000 to the Partnership. The Partnership held interests in 26 Operating Partnerships at March 31, 2006. See Item 2.

Item 1A. Risk Factors
As used in this Item 1A, references to “we, “us” and “our” mean the Fund.
An investment in our Units and our investments in Local Limited Partnerships and their Operating Partnerships are subject to risks. These risks may impact the tax benefits of an investment in our Units, and the amount of proceeds available for distribution to our Limited Partners, if any, on liquidation of our investments.
In addition to the other information set forth in this report, you should carefully consider the following factors which could materially affect our business, financial condition or results of operations. The risks described below are not the only risks we face. Additional factors not presently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations.
The ability of Limited Partners to claim tax losses from their investment in us is limited.
The IRS may audit us or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in our Units. Changes in tax laws could also impact the tax benefits from an investment in our Units and/or the value of the Operating Partnerships. Until the Local Limited Partnerships have completed a mandatory fifteen year Low Income Housing Tax Credit compliance period, investors are at risk for potential recapture of Low Income Housing Tax Credits that have already been claimed.
The Low Income Housing Tax Credits rules are extremely complicated and noncompliance with these rules may have adverse consequences for Unit holders.
Noncompliance with applicable tax regulations may result in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person’s last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Operating Partnerships at a price which would result in our realizing cash distributions or proceeds from the transaction. Accordingly, we may be unable to distribute any cash to its investors. Low Income Housing Tax Credits may be the only benefit from an investment in our Units.
Poor performance of one Housing Complex, or the real estate market generally, could impair our ability to satisfy our investment objectives.
Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years of the existence of the Fund, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of previously claimed Low Income Housing Tax Credits, and a loss of our investment in the Housing Complex would occur. To the extent the Operating Partnerships receive government financing or operating subsidies, they may be subject to one or more of the following risks:

–	difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Operating Partnerships;

–	limitations on transfers of interests in Local Limited Partnerships;

–	limitations on removal of Local General Partners;

–	limitations on subsidy programs; and

–	possible changes in applicable regulations.
The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.
No trading market for the Units exists or is expected to develop.
There is currently no active trading market for the Units. Accordingly, Limited Partners may be unable to sell their Units or may have to sell Units at a discount. Limited Partners should consider their Units to be a long-term investment.
Investors may realize taxable gain on sale or disposition of certificates.
          Upon the sales or other taxable disposition of certificates, investors will realize taxable income to the extent that their allocable share of the non-recourse mortgage indebtedness on the apartment complexes, together with the money they receive from the sale of the certificates, is greater than the original cost of their certificates. This realized taxable income is reduced to the extent that investors have suspended passive losses or credits. It is possible that the sale of certificates may not generate enough cash to pay the tax obligations arising from the sale.
Investors may have tax liability in excess of cash.
          Investors eventually may be allocated profits for tax purposes which exceed any cash Boston Capital distributes to them. Under these circumstances, unless an investor has passive losses or credits to reduce such tax liability, the investor will have to pay federal income tax without a corresponding cash distribution from Boston Capital. Similarly, in the event of a sale or foreclosure of an apartment complex or a sale of certificates, an investor may be allocated taxable income, resulting in tax liability, in excess of any cash distributed to him or her as a result of such event.
Investors may not receive cash if apartment complexes are sold.
          There is no assurance that investors will receive any cash distributions from the sale or refinancing of an apartment complex. The price at which an apartment complex is sold may not be large enough to pay the mortgage and other expenses which must be paid at such time. Even if there are net cash proceeds from a sale distributed to Boston Capital, expenses such as accrued Fund Management Fees and unpaid loans to Boston Associates will be deducted pursuant to Section 4.02(a) of the Fund Agreement included in Exhibit A. If any of these events happen, investors will not get all of their investment back, and the only benefit from an investment in Boston Capital will the tax credits received.
The sale or refinancing of the apartment complexes is dependent upon the following material factors:

–	The necessity of obtaining the consent of the operating general partners;

–	The necessity of obtaining the approval of any governmental agency(ies) providing government assistance to the apartment complex; and

–	The uncertainty of the market.
Any sale may occur well after the fifteen-year federal housing tax credit compliance period.
We have insufficient sources of cash to pay its existing liabilities.
We currently do not have sufficient cash resources to satisfy its financial liabilities. Furthermore, we do not anticipate that we will have sufficient available cash to pay our future financial liabilities. Substantially all of our existing liabilities are payable to our General Partner and its affiliates. Though the amounts payable to the General Partner and its affiliates are contractually currently payable, we do not believe that the General Partner or its affiliates will demand immediate payment of these contractual obligations in the near term, however there can be no assurance that this will be the case. We would be materially adversely affected if the General Partner or its affiliates demanded payment in the near term of our existing contractual liabilities or suspended the provision of services to us because of its inability to satisfy these obligations. All monies currently deposited, or that will be deposited in the future, into the Partnership’s working capital reserves are intended to be utilized to pay our existing and future liabilities.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
          As of its fiscal year ending March 31, 2006, the Partnership held Limited Partnership interests in the Operating Partnerships described below. In each instance the Apartment Complexes owned by the applicable Operating Partnerships are eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a designated percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as “Qualified Occupancy.” Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partners believe that there is adequate casualty insurance on the properties.
Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by some of the Operating Partnerships.

American Affordable Housing II Limited Partnership
PROPERTY PROFILES AS OF MARCH 31, 2006

			Mortgage
			Balance		Qualified
Property			As of	Completion	Occupancy	Capital
Name	Location	Units	12/31/05	Date	3/31/06	Contributed
Anacapa Apartments	Lake Havasu, AZ	40	$1,696,584	4/88	100%	$348,915

Anthony Garden Apartments	Green Valley, AZ	100	3,769,449	3/89	100%	751,267

Boardman Lake II Apartments	Travers City, MI	32	956,005	5/89	100%	202,700

Bowdoinham Estate	Bowdoinham, ME	25	1,245,077	5/89	100%	308,824

Brookhollow Apartments	Brookshire, TX	48	1,329,110	8/88	100%	160,000

Center Way Apartments	Shelbyville, TN	20	596,032	7/88	100%	136,620

Casa Valencia	Belen, NM	39	1,456,759	12/88	100%	303,000

Charters Cove Apartments	St. Ignace, MI	24	750,320	5/88	100%	166,200

Deer Crossing Apartments	Farmington, ME	24	1,151,270	4/89	100%	312,920

Harbor Hill Estates	Bar Harbor, ME	25	1,187,674	2/89	100%	325,500

Harbour Oaks Apartments	East China, MI	32	876,466	11/88	100%	191,500

American Affordable Housing II Limited Partnership
PROPERTY PROFILES AS OF MARCH 31, 2006
Continued

			Mortgage
			Balance		Qualified
Property			As of	Completion	Occupancy	Capital
Name	Location	Units	12/31/05	Date	3/31/06	Contributed
Kersey Apartments	Kersey, CO	32	$1,183,061	10/88	100%	$226,000

Maple Tree Estates	Mapleton, ME	25	1,204,912	4/89	100%	325,500

Michelle Manor Apartments	Green Valley, AZ	24	882,583	9/88	100%	174,264

Middleburg Bluffs	Middleburg, FL	45	1,380,811	3/89	100%	375,283

Nicollete Island Homes	Minneapolis, MN	22	956,000	12/88	100%	713,000

Partridge Meadows	McMinnville, TN	48	1,365,371	10/88	100%	296,461

Perramond Estates	Madawaska, ME	25	1,151,162	4/89	100%	287,000

Pine Knoll Manor	Smithfield, NC	33	1,329,322	5/89	100%	309,450

Platteville Apartments	Platteville, CO	16	541,986	10/88	100%	120,000

American Affordable Housing II Limited Partnership
PROPERTY PROFILES AS OF MARCH 31, 2006
Continued

			Mortgage
			Balance		Qualified
Property			As of	Completion	Occupancy	Capital
Name	Location	Units	12/31/05	Date	3/31/06	Contributed
Sara Pepper Place	Dixfield, ME	12	$616,176	3/88	100%	$171,189

Silver Pines Apartments	Fryburg, ME	25	1,345,989	8/88	100%	351,547

Southview Place Apts	Lovington, NM	48	1,030,456	2/89	100%	245,602

Story Hill Estates	Washburn, ME	24	1,181,384	1/89	100%	322,425

Suncrest Apartments	Newport, TN	32	942,293	5/88	100%	210,960

Willowbrook Place	Immokalee, FL	41	1,285,395	3/88	100%	328,711

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
As of March 31, 2006, the Partnership had 2,100 registered holders of an aggregate of 26,501 Units.
The Partnership made no distributions to its Limited Partners from Operating Partnership cash flow from its inception on May 13, 1987 through March 31, 2006. Because the Partnership invested in Operating Partnerships owning apartment complexes, which receive government assistance, the cash distributions which may be made by the Operating Partnerships are often restricted. The Partnership does not anticipate that it will provide significant cash distributions to its Limited Partners in circumstances other than refinancing or sale of apartment complexes by the Operating Partnerships.

Item 6. Selected Financial Data
The information set forth below presents selected financial data of the Partnership for each of the years in the five year period ended March 31, 2006. Additional detailed financial information is set forth in the audited financial statements listed in Item 15 hereof.

	March 31,	March 31,	March 31,	March 31,	March 31,
Operations	2006	2005	2004	2003	2002
Interest Income	$988	$2,353	$5,200	$1,322	$726
Other Income	1,958	14,846	27,151	5,793	2,627
Share of Income (Losses) from Operating Partnerships	90,566	(287,257)	(31,312)	(49,915)	(217,158)
Operating Expenses	(199,745)	(292,014)	(453,820)	(479,938)	(447,021)

Net Loss	$(106,233)	$(562,072)	$(452,781)	$(522,738)	$(660,826)

Net Loss per Unit of Limited Partnership Interest	$(3.97)	$(21.00)	$(16.91)	$(19.53)	$(24.69)

Balance	March 31,	March 31,	March 31,	March 31,	March 31,
Sheet	2006	2005	2004	2003	2002
Total Assets	$197,409	$448,388	$1,558,235	$1,558,091	$1,635,590

Total Liabilities	$6,816,453	$6,854,825	$6,720,590	$6,267,665	$5,822,426

Partners’ Equity (Deficit)	$(6,619,044)	$(6,406,437)	$(5,162,355)	$(4,709,574)	$(4,186,836)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity
The Partnership’s primary source of funds is the proceeds of its Public Offering. Other sources of liquidity have included (i) interest earned on capital contributions held pending investment or held for working capital reserves and (ii) cash distributions, if any, from operations of the Operating Partnerships in which the Partnership has invested. Both of these sources of liquidity are available to meet the obligations of the Partnership. The Partnership is currently accruing the annual asset management fees. Asset management fees accrued during the year ended March 31, 2006 were $203,701 due to BCAMLP. During the fiscal year ended March 31, 2006 the Partnership paid $146,031 in asset management fees. Total asset management fees accrued as of March 31, 2006 were $6,566,499. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sale or refinancing proceeds from Operating Partnerships, and at that time proceeds from such sales or refinancing would be used to satisfy such liabilities.
Affiliates of the General Partners have advanced $261,667 to the Partnership to pay various third party operating expenses as of March 31, 2006. In addition, the Partnership has accrued $37,038 for expenses other than the annual asset management fees that have been incurred by but not yet reimbursed to affiliates. These and any additional advances and accruals will be repaid, without interest, from available cash flow, reporting fees or the proceeds of sales or refinancing of the Partnership’s interests in Operating Partnerships. Cash flow and reporting fees will be added to the Partnership’s Working Capital and will be available to meet future third party obligations of the Partnership. The Partnership is currently pursuing, and will continue to aggressively pursue, available cash flow and reporting fees. No significant distributions of cash flow from the Operating Partnerships are anticipated on a long term or short term basis due to the restrictions on rents which apply to low-income apartment complexes.
Capital Resources
The Partnership received $26,501,000 in subscriptions for Units (at $1,000 per Unit) during the period February 2, 1988 to September 21, 1988 pursuant to the Public Offering, resulting in net proceeds available for investment in Operating Partnerships (after payment of acquisition fees and expenses and funding of a reserve) of approximately $18,550,700.
As of March 31, 2006, the Partnership had committed to investments requiring cash payments of $18,613,793, all of which has been paid. At March 31, 2006, the Partnership held working capital of $197,409. Since the Partnership has completed funding of all investments, it anticipates that there should be no significant need for capital resources in the future.

Results of Operations
The Partnership was formed with the investment objectives set forth above under Item 1. The Partnership incurs an annual asset management fee to Boston Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships. The annual asset management fee incurred for the fiscal years ended March 31, 2006, 2005, and 2004 was $158,024, $203,540, and $370,138, respectively. The amounts incurred are net of reporting fees received of $45,677, $122,123, and $37,385, respectively. Because the Partnership is not expected to receive any significant cash flow from the Operating Partnerships in subsequent years, the annual asset management fee is currently being deferred and is expected to be paid from the proceeds of sales or refinancing of the Partnership’s interests in Operating Partnerships. The amount is expected to continue to decrease in future years as additional interests in Operating Partnerships are sold and the portion of the fee attributed to those Operating Partnerships is no longer incurred.
The Partnership expects that all of its cash receipts will be used to pay third party operating expenses. The Partnership reported interest income of $988, $2,353, and $5,200, respectively, in the fiscal years ended March 31, 2006, 2005, and 2004. During the fiscal years ended March 31, 2006, 2005, and 2004, the Partnership received $1,958, $12,596, and $6,816, respectively, in distributions of cash flow and $45,677, $122,123, and $37,385, respectively, of reporting fees from the Operating Partnerships. The total cash flow received in the fiscal years ended March 31, 2006 and 2005 was recorded as miscellaneous income instead of as a decrease in Investments in Operating Limited Partnerships, due to the equity method of accounting. Reporting fee income in the prior fiscal year was higher primarily due to the collection of accrued reporting fees received from Operating Partnerships sold in the prior fiscal year. No other significant sources of income are anticipated.
As of March 31, 2006 and 2005, the Partnership held limited partnership interests in 26 and 27 Operating Partnerships, respectively. The decrease in the number of Operating Partnerships was due to the sale of one of the Operating Partnerships in the year ended March 31, 2006. The Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as “Qualified Occupancy”. Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partners believe that there is adequate casualty insurance on the properties.
As of March 31, 2006 and 2005, the Qualified Occupancy for the Partnership was 100%. The Partnership had a total of 26 properties at March 31, 2006, all of which were at 100% qualified occupancy.
For the period ended December 31, 2005 and 2004, the Operating Partnerships reflected a net loss of $(863,919) and $(1,021,546), respectively, which includes depreciation and amortization of $1,260,496 and $1,354,370, respectively.
For the tax years ended December 31, 2005 and 2004 the Partnership generated $1,341,892 and $2,245,132, respectively, in passive income tax losses that were passed through to the investors. As of December 31, 2003 all tax credits guaranteed by the Operating Partnerships had been realized and no further credits are anticipated.
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
Riverplace Apartments is a 100 unit community located in Holyoke MA. The Investment General Partner received $25,000 from the Operating General Partner as payment for its interest in the Operating Partnership. The terms of the sale also provided that the Operating General Partner assumes the property’s outstanding mortgage. The Amended Partnership Agreement transferring all of the investment partner interest in Riverplace Apartments was executed and delivered to the Operating General Partner on August 31, 2004. The proceeds of $25,000 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $20,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, including salary reimbursements and third party legal costs; $5,000 represents partial reimbursement for outstanding advances and asset management fees. The Investment balance of Riverplace Apartments was not equal to the sale proceeds received; so the partnership recorded a loss on the sale of the asset of $551,290 as of December 31, 2004.
In December 2004, the Investment Partnership sold its interest in Blairview Associates to the Operating General Partner for his assumption of the outstanding mortgage balance of $1,399,892 and proceeds to the Investment Partnership of $1. The Investment Partnership proceeds actually represented a partial payment of outstanding reporting fees due to an affiliate of the Investment Partnership and have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Partnership’s investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the Operating Partnership has been recorded.
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
In December 2004, the Investment Partnership sold its interest in Bloomfield Associates Limited Partnership to the Operating General Partner for his assumption of the outstanding mortgage balance of $359,727 and proceeds to the Investment Partnership of $10,792. Of the total Investment Partnership proceeds received, $5,000 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. The remaining proceeds of $5,792 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $908 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, including salary reimbursements and third party legal costs; $4,884 represented partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $5,684 as of December 31, 2004. In the current year $108 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.
In December 2004, the Investment Partnership sold its interest in Garden City Family Housing to the Operating General Partner for his assumption of the outstanding mortgage balance of $374,253 and proceeds to the Investment Partnership of $11,228. Of the total Investment Partnership proceeds received, $5,000 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. The remaining proceeds of $6,228 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $112 represented a fee for overseeing and managing the disposition of the property; $5,316 represented partial reimbursement for outstanding advances and asset management fees; and $800 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, including salary reimbursements and third party legal costs. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $6,116 as of December 31, 2004. In the current year $112 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.
In December 2004, the Investment Partnership sold its interest in Marionville III Family Housing to the Operating General Partner for his assumption of the outstanding mortgage balance of $189,239 and proceeds to the Investment Partnership of $5,677. Of the total Investment Partnership proceeds received, $4,820 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. The remaining proceeds of $857 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $57 fee for overseeing and managing the disposition of the property; and $800 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, including salary reimbursements and third party legal costs. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $800 as of December 31, 2004. In the current year $57 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.
In December 2004, the Investment Partnership sold its interest in Nebraska City Senior, A Limited Partnership to the Operating General Partner for his assumption of the outstanding mortgage balance of $408,854 and proceeds to the Investment Partnership of $12,266. Of the total Investment Partnership proceeds received, $5,000 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. The remaining proceeds of $7,266 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $923 represented the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, including salary reimbursements and third party legal costs; $6,343 represented partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $7,143 as of December 31, 2004. In the current year $123 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.
In December 2004, the Investment Partnership sold its interest in Fredericktown Associates II, A Limited Partnership to the Operating General Partner for his assumption of the outstanding mortgage balance of $361,691 and proceeds to the Investment Partnership of $10,851. Of the total Investment Partnership proceeds received, $5,000 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. The remaining proceeds of $5,851 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $909 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, including salary reimbursements and third party legal costs; $4,942 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $5,742 as of December 31, 2004. In the current year $109 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.
In March 2005, the Investment Partnership sold its interest in Brewton, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $930,939 and proceeds to the Investment Partnership of $37,238. Of the total Investment Partnership proceeds, which were received in April 2005, $11,200 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. Of the remaining proceeds, the net distribution to investors in the amount of $8,124 was paid during the third quarter of 2005. This represents a per BAC distribution of $0.31. The total return to the investors was distributed based on the number of BACS held by each investor. The remaining proceeds of $17,914 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $8,921 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, including salary reimbursements and third party legal and mailing costs; $8,993 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $17,117 as of March 31, 2005. In the current year $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.
In March 2005, the Investment Partnership sold its interest in Pine Ridge, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,446,550 and proceeds to the Investment Partnership of $57,862. Of the total Investment Partnership proceeds, which were received in April 2005, $17,640 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. Of the remaining proceeds, the net distribution to investors in the amount of $17,564 was paid during the third quarter of 2005. This represents a per BAC distribution of $0.66. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $22,658 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $8,921 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, including salary reimbursements and third party legal and mailing costs; $13,737 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $17,564 as of March 31, 2005. In the current year $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.
In March 2005, the Investment Partnership sold its interest in Pine Terrace III, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,168,688 and proceeds to the Investment Partnership of $46,748. Of the total Investment Partnership proceeds, which were received in April 2005, $6,545 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. Of the remaining proceeds, the net distribution to investors in the amount of $12,477 was paid during the third quarter of 2005. This represents a per BAC distribution of $0.47. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $27,726 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $8,921 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, including salary reimbursements and third party legal and mailing costs; $18,805 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $31,282 as of March 31, 2005. In the current year $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.
In March 2005, the Investment Partnership sold its interest in Springfield Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,405,218 and proceeds to the Investment Partnership of $56,209. Of the total Investment Partnership proceeds, which were received in April 2005, $13,200 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. Of the remaining proceeds, the net distribution to investors in the amount of $16,808 was paid during the third quarter of 2005. This represents a per BAC distribution of $0.63. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $26,201 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $8,921 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, including salary reimbursements and third party legal and mailing costs; $17,280 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $34,088 as of March 31, 2005. In the current year $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.
In March 2005, the Investment Partnership sold its interest in Village Chase of Zephyrhills, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,459,961 and proceeds to the Investment Partnership of $58,398. Of the total Investment Partnership proceeds, which were received in April 2005, $9,620 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. Of the remaining proceeds, the net distribution to investors in the amount of $17,809 was paid during the third quarter of 2005. This represents a per BAC distribution of $0.67. The total return to the investors was distributed based on the number of BACS held by each investor. The remaining proceeds of $30,969 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $8,922 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, including salary reimbursements and third party legal and mailing costs;$22,047 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $39,856 as of March 31, 2005. In the current year $3,350 of the sales proceeds were refunded to

BCAMLP to pay accrued Asset Management Fees.
In March 2005, the Investment Partnership sold its interest in Village Walk of Zephyrhills, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,366,461 and proceeds to the Investment Partnership of $54,658. Of the total Investment Partnership proceeds, which were received in April 2005, $7,020 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. Of the remaining proceeds, the net distribution to investors in the amount of $16,097 was paid during the third quarter of 2005. This represents a per BAC distribution of $0.61. The total return to the investors was distributed based on the number of BACS held by each investor. The remaining proceeds of $31,451 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $8,922 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, including salary reimbursements and third party legal and mailing costs; $22,619 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $38,716 as of March 31, 2005. In the current year $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.
In March 2005, the Investment Partnership sold its interest in Wildwood Villas, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,442,689 and proceeds to the Investment Partnership of $57,708. Of the total Investment Partnership proceeds, which were received in April 2005, $13,860 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. Of the remaining proceeds, the net distribution to investors in the amount of $17,493 was paid during the third quarter of 2005. This represents a per BAC distribution of $0.66. The total return to the investors was distributed based on the number of BACS held by each investor. The remaining proceeds of $26,355 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $8,972 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, including salary reimbursements and third party legal and mailing costs; $17,433 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $34,926 as of March 31, 2005. In the current year $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.
In 2003, American Affordable Housing II and BCTC Fund I – Series 3 (the “Investment Limited Partnerships”) negotiated the sale of their Investment Limited Partner interest in Paige Hall, a Minnesota Limited Partnership, to the Operating General Partner for the assumption of the outstanding mortgage balance of approximately $2,591,339 and proceeds to the Investment Limited Partnerships of $150,000. The sale closed on December 19, 2005. Of the total proceeds, $20,000 is for the payment of outstanding reporting fees, and $130,000 will be proceeds for the sale of the Investment Limited Partnerships’ interest. In the most recent 10-Q filed for the quarter ended December 31, 2005, it was estimated that of the total proceeds, $27,753 and $22,247, for AAH II and Series 3, respectively, would be distributed to the investors.
This represented a per unit distribution of $9.987 for AAH II and a per BAC distribution of $.008 for Series 3. The total return to the investors would have been distributed based on the number of Units and BACs held by each investor. The remaining proceeds of $80,000 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $10,000 represents the reimbursement of expenses incurred in connection with the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $70,000 represents payment of outstanding Asset Management Fees due to BCAMLP. It has now been decided that the reimbursement related to the disposition of $27,753 and $22,247, for AAH II and Series 3, respectively, will not be paid, and that these amounts originally anticipated to be returned to Investors will be added back to the Investment Limited Partners’ respective working capital reserves due to the fact that the Prospectus of the Fund requires that the proceeds be utilized in this manner. The monies returned to working capital reserves will be available to pay obligations of the Investment Limited Partnership. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnerships’ investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnerships’ investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner interest of $66,607 and $53,393 for AAH II and Series 3, respectively, was realized in the quarter ended December 31, 2005.
Lovington Housing Associates L.P. (Southview Place Apartments) is a 48 unit property located in Lovington, New Mexico which completed its final year of compliance in 2004. The 2005 audit shows that the property generated $45,851 in cash, after allocation for the funding of the replacement reserve account. Rental revenue increased $20,000 and operating expenses have stabilized at $3,238 per unit, on target with the state averages. Occupancy remained strong throughout the year, averaging 95% for the year. Insurance proceeds to repair the roof in the amount of $62,074 have been received. Efforts to obtain a rehab loan in order to make some badly needed capital improvements have been halted. With the compliance period expired, the General Partner has elected instead to pursue a resyndication, the proceeds of which would be used in part to rehab the property and in part to purchase Boston Capital’s limited partner interest in the Partnership. With the current strong occupancy, the property will operate above breakeven and be able to start paying down accrued fees and payables. The property’s mortgage, taxes, and insurance payments are current.
The liquidity of the Harbor Hill Associates Limited Partnership (Harbor Hill Estates) has been adversely affected by recurring losses from operations. The operating deficits have prevented the Operating Partnership from meeting obligations as they become due and from making required deposits into the replacement reserve account. The Operating Partnership received a service letter (mortgage default notice) from USDA/RD on January 3, 2001. A workout plan to address these issues was approved by USDA/RD in December 2001. As of March 31, 2006, the Operating General Partner has completed its obligations under the workout plan. USDA/RD has allowed the property to admit non-elderly tenants that are income qualified due to a change in the demographics of the marketplace of Bar Harbor, ME. Consequently, occupancy has stabilized with average occupancy of 88% as of March 31, 2006. The property operated at breakeven. The Investment General Partner will continue to monitor this situation.

Contractual Obligations
As of March 31, 2006, the Partnership has the following contractual obligations (payments due by period):

Obligation	Total	<1 year		1-3 years	3-5 years	> 5 years
Asset Management Fees Payable to Affiliates	$6,517,749	$6,517,749	*	—	—

*	Although currently due, Accrued Asset Management Fees will be paid only to the extent that proceeds from the sale or refinance of an Operating Partnership become available.
Off Balance Sheet Arrangements
None.
Principal Accounting Policies and Estimates
The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Partnership to make certain estimates and assumptions. A summary of significant accounting policies is provided in Note A to the financial statements. The following section is a summary of some aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Partnership’s financial condition and results of operations. The Partnership believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.
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

Principal Accounting Policies and Estimates – continued
As of March 31, 2004, the Partnership adopted FASB Interpretation No. 46 – Revised (“FIN46R”), “Consolidation of Variable Interest Entities.” FIN 46R provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity (“VIE’’) in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity’s expected losses, the majority of the expected returns, or both.
Based on the guidance of FIN 46R, the Operating Limited Partnerships in which the Partnership invests in meet the definition of a VIE. However, management does not consolidate the Partnership’s interests in these VIEs under FIN 46R, as it is not considered to be the primary beneficiary. The Partnership currently records the amount of its investment in these partnerships as an asset in the balance sheet, recognizes its share of partnership income or losses in the statement of operations, and discloses how it accounts for material types of these investments in the financial statements.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements such as our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. Such statements are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these Acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including the factors identified in Part I, Item 1 of this Report. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in their forward-looking statements, the inclusion of information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.
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
There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
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
John P. Manning, age 57, is co-founder, and since 1974 has been the President and Chief Executive Officer of Boston Capital Corporation. As founding CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He also on the Board of Directors of the Beth Israel Deaconess Medical Center is in Boston. Mr. Manning is a graduate of Boston College.
Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Richard J. DeAgazio, age 61, has been the Executive Vice President of Boston Capital Corporation, and President of Boston Capital Securities, Inc., Boston Capital’s NASD registered broker/dealer since 1981. Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers (NASD). He recently served as a member of the National Adjudicatory Council of the NASD. He was the Vice Chairman of the NASD’s District 11 Committee, and served as Chairman of the NASD’s Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee, the Direct Participation Program Committee and as Chairman of the Nominating Committee. He is a past President of the Real Estate Securities and Syndication Institute and a founder and past President of the National Real Estate Investment Association, as well as past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter). Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He is on the Board of Directors of Cognistar Corporation. He is a leader in the community and serves on the Board of Trustees for Bunker Hill Community College, the Business Leaders Council of the Boston Symphony, Board of Trustees of Junior Achievement of Northern New England, the Board of Advisors for the Ron Burton Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.
Jeffrey H. Goldstein, age 44, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.
Kevin P. Costello, age 59, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 42, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital, its affiliated entities and all Boston Capital sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves. He also oversees Boston Capital’s information and technology areas, including the strategic planning for these areas. Prior to joining Boston Capital in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

(f)	Involvement in certain legal proceedings.

None.

(g)	Promoters and control persons.

None.

(h) and (i)	The Partnership has no directors or executive officers and accordingly has no audit committee and no audit committee financial expert. The Partnership is not a listed issuer as defined in Regulation 10A-3 promulgated under the Securities Exchange Act of 1934.

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

(a), (b), (c), (d) and (e)
The Partnership has no officers or directors. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, the Partnership has paid or accrued obligations to the General Partners and their affiliates for the following fees during the 2005 fiscal year:
1. An annual asset management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership. The annual asset management fee accrued during the year ended March 31, 2006 was $203,701. The fee is payable without interest as sufficient funds become available.
2. The Partnership recorded as payable to affiliates of the General Partners a total of $4,105 for amounts charged to operations during the year ended March 31, 2006. The charges include postage, printing, travel, and overhead allocations.
3. The Partnership had previously recorded and paid BCAMLP in connection with the disposition of certain Operating Partnerships certain amounts which were incorrectly referred to as sale prep fees. The payments were actually for reimbursement of overhead and salary expenses incurred by Boston Capital and its Affiliates in connection with the disposition of the related Operating Partnerships. During the year ended March 31, 2006, the amount reimbursed was $23,959.
During the current period, management of Boston Capital decided to discontinue requesting reimbursement for overheard and salary expenses related to the disposition of assets. Additionally, Boston Capital’s management has decided to reimburse all previous reimbursements for such items by reducing other liabilities due to Boston Capital and its Affiliates from the Partnership.

Item 12. Security Ownership of Certain Beneficial Owners and Management
(a)	Security ownership of certain beneficial owners.

As of March 31, 2006, 26,501 BACs had been issued. The Partnership is known to have one investor with holdings in excess of 5% of the total outstanding BACs in the Partnership. Their holdings total 9.58% of the total outstanding BACs in the Partnership.

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
The amounts and kinds of compensation and fees are described on pages 9 to 11 of the Prospectus under the caption “Compensation of General Partners and Affiliate”, which is incorporated herein by reference. See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partners and their affiliates during the period from April 1, 1993 through March 31, 2006.

Item 14.	Principal Accountant Fees and Services Fees paid to the Fund’s independent auditors for Fiscal year 2006 were comprised of the following

Fee Type	2006	2005
Audit Fees	12,690	12,690

Audit Related Fees	—	2,700

Tax Fees	7,310	9,290

All Other Fees	—	—

Total	20,000	24,680

Audit Committee

The Fund has no Audit Committee. All audit services and any permitted non-audit services performed by the Fund’s independent auditors are pre-approved by C&M Management, Inc.
PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a) 1. Financial Statements; Filed herein as Exhibits 13
American Affordable Housing II Limited Partnership- Filed herein as Exhibit 13

Balance Sheets, March 31, 2006 and 2005
Statements of Operations, Years ended March 31, 2006, 2005 and 2004
Statements of Changes in Partners’ Capital, Years ended March 31, 2006, 2005, and 2004
Statements of Cash Flows, Years ended March 31, 2006, 2005 and 2004
Notes to Financial Statements, Years ended March 31, 2006, 2005 and 2004
(a) 2. Exhibit No. 13 — Financial Statements.
Schedule III — Real Estate and Accumulated Depreciation Notes to Schedule III

Schedule III and Notes to Schedule III filed herein as part of Exhibit 13

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes hereto.

(b) 1.		Reports of Form 8-K

No reports on Form 8-K were filed during the period ending March 31, 2006.

(c) 1		Exhibits

(3)		Amended and Restated Certificate and Agreement of Limited Partnership. (1)

(4)		Instruments defining the rights of security holders, including Indentures (same as Exhibit (3)).

(13)		Financial Statement of American Affordable Housing Fund II Limited Partnership, filed herein

(23)		Consents of experts and counsel. Independent Auditor’s Reports for Operating Partnerships; Filed herein.

(31)		Certification 302

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

American Affordable Housing II
Limited Partnership

	By:	Boston Capital Associates Limited Partnership,
General Partner

		By:	BCA Associates Limited Partnership,
General Partner

		By:	C&M Management Inc.,
General Partner

Date: December 21, 2006		By:	/s/ John P. Manning

John P. Manning
Pursuant to the requirements of the Securities Exchange Act of 1934, thisreport has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE	SIGNATURE	TITLE

December 21, 2006	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc;

DATE	SIGNATURE	TITLE

December 21, 2006	/s/ Marc N. Teal Marc N. Teal	Senior Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.