Form 10-Q
period 2006-06-30
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 2007-01-23
CIK 815024

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006 or
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

Registrant's telephone number, including area code (617)624-8900

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
FOR THE QUARTER ENDED JUNE 30, 2006

TABLE OF CONTENTS

FOR THE QUARTER ENDED June 30, 2006

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

Controls_and_Procedures 19

Part_II_Other_Information 20

Signatures 21

American Affordable Housing II Limited Partnership

BALANCE SHEETS

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)	$ -	$ -

Cash and cash equivalents	195,397	197,409
Other assets	-	-

	$ 195,397	$ 197,409

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates	6,867,378	6,816,453

	6,867,378	6,816,453

PARTNERS' DEFICIT

Limited Partners
Units of limited partnership interest, $1,000 stated value per unit; issued and outstanding, 26,501 units (Note A)	(6,383,240)	(6,330,832)
General Partners	(288,741)	(288,212)

	(6,671,981)	(6,619,044)

	$ 195,397	$ 197,409

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2006	2005

Income
Interest income	$ 197	$ 325
Other income	-	-
	197	325

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	1,648	9,668
General and administrative expenses	1,894	2,889
Asset management fees (Note C)	49,592	35,031
	53,134	47,588

NET LOSS	$ (52,937)	$ (47,263)

Net loss allocated to general partners	$ (529)	$ (473)

Net loss allocated limited partners	$ (52,408)	$ (46,790)

Net loss per unit of limited partnership interest	$ (2.0)	$ (1.8)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' Deficit April 1, 2006	$ (6,330,832)	$(288,212)	$(6,619,044)

Distributions	-	-	-

Net loss	(52,408)	(529)	(52,937)

Partners' Deficit June 30, 2006	$(6,383,240)	$(288,741)	$(6,671,981)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2006	2005
Cash flows from operating activities:

Net Income (Loss)	$ (52,937)	$ (47,263)
Adjustments:
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	-	-
Changes in assets and liabilities:
Decrease (Increase) in other assets	-	(12,500)
Increase (Decrease) in accounts payable and accrued expenses	50,925	(132,315)

Net cash provided by (used in) operating activities	(2,012)	(192,078)

Cash flows from investing activities:
Proceeds from the sale of Operating Partnerships	-	368,821

Net cash provided by (used in) investing activities	-	368,821

Cash flows from financing activities:
Distribution to Partners	-	-

Net cash provided by (used in) financing activities	-	-

INCREASE (DECREASE) IN CASH	(2,012)	176,743

Cash and cash equivalents, beginning	197,409	79,567

Cash and cash equivalents, ending	$ 195,397	$ 256,310

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2006
(Unaudited)

NOTE A - ORGANIZATION

American Affordable Housing II Limited Partnership ("Partnership") was formed under the laws of The Commonwealth of Massachusetts on May 13, 1987, for the purpose of acquiring, holding, and disposing of limited partnership interests in operating partnerships which were to acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated low-income apartment complexes. Effective as of June 1, 2001 there was a restructuring, and as a result, the Partnership's general partner was reorganized as follows. The General Partner of the Partnership continues to be Boston Capital Associates Limited Partnership, a Massachusetts limited partnership. The general partner of the Partnerships General Partner is BCA Associates Limited Partnership, a Massachusetts limited partnership, whose sole general partner is C&M Management, Inc., a Massachusetts corporation and whose limited partners are Herbert F. Collins and John P. Manning. Mr. Manning is the principal of Boston Capital Partners, Inc.

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2006 and for the three months then ended have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements are read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report Statement on Form 10-K.

The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the fiscal year ending March 31, 2007.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2006

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

An annual asset management fee based on 0.5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership. The annual asset management fee accrued for the quarters ended June 30, 2006 and 2005 was $50,925 and $50,926, respectively. Total asset management fees accrued as of June 30, 2006 were $6,568,673.

During the quarters ended June 30, 2006 and 2005 affiliates of the Partnerships General Partner did not advance any money to the Partnership to pay operating expenses of the Partnership, or to make advances and/or loans to Operating Partnerships. Total advances for these costs at June 30, 2006 were $261,667. These and any additional advances will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

The Partnership also accrued various affiliate administrative expenses including travel, printing, salaries, postage, and overhead allocations. The amounts accrued during the quarters ended June 30, 2006 and 2005 were $0 and $123, respectively. Total accruals at June 30, 2006 were $37,038.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2006 and 2005, the Partnership had limited partnership equity interests in 26 and 27 Operating Partnerships respectively, each of which owned an apartment complex.

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments upon each Operating Partnership achieving specified levels of construction and/or operations. At June 30, 2006 and 2005, all such capital contributions had been paid to the Operating Partnerships.

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2006.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2006
(Unaudited)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

The unaudited combined statements of operations of the Operating

Partnerships for the Three Months ended March 31, 2006 and 2005 are as follows:

	2006	2005

Revenues
Rental income	$ 1,242,733	$ 2,167,335
Interest and other	34,872	39,978

	1,277,605	2,207,313

Expenses
Interest expense	211,530	702,812
Depreciation and amortization	295,650	551,270
Operating expenses	929,246	1,347,124
	1,436,426	2,601,206

NET LOSS	$ (158,821)	$ (393,893)

Net loss allocation to American Affordable Housing II Limited Partnership*	$ (157,233)	$ (389,954)

Net loss allocated to other partners	$ (1,588)	$ (3,939)

*Amounts include $157,233 and $389,954 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

At June 30, 2006 and 2005, the partnership has limited partnership equity interests in 26 and 27 operating limited partnerships, respectively, which own apartment complexes. No operating limited partnerships were sold during the quarters ended June 30, 2006 and 2005.

NOTE E - TAXABLE LOSS

The Partnership's taxable loss for the year ended December 31, 2006 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

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

The Partnership is currently accruing the annual asset management fee. Asset management fees accrued during the quarters ended June 30, 2006 and 2005 were $50,925 and $50,926 respectively, and total asset management fees accrued as of June 30, 2006 were $6,568,673. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy these liabilities.

The Partnership has recorded $6,867,378 as payable to affiliates. This represents advances to pay third party operating expenses of the Partnership, advances and/or loans to Operating Partnerships, accrued asset management fees, and accrued overhead allocations. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or the proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.

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

As of June 30, 2005, the Partnership had committed to investments requiring cash payments of $18,613,793, all of which has been paid. At June 30, 2006, the Partnership held $195,397, which is comprised of working capital. Since the Partnership has completed funding of all investments, it anticipates that there should be no significant need for capital resources in the future.

Results of Operations

As of June 30, 2006 and 2005 the Partnership held, respectively limited partnership interests in 26 and 27 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner of the Partnership believes that there is adequate casualty insurance on the properties.

As of June 30, 2006 and 2005 the Qualified Occupancy of the Operating Partnership's was 100%. The Partnership had a total of 26 properties at June 30, 2006, all of which were at 100% Qualified Occupancy.

During the quarters ended June 30, 2006 and 2005, the Partnership received $1,333 and $15,895, respectively, of reporting fees from the Operating Partnerships.

The Partnership incurred an annual asset management fee to Boston Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The annual asset management fee incurred, net of reporting fees received, during the quarters ended June 30, 2006 and 2005 was $49,592 and $35,031, respectively.

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

In December 2004, the Investment Partnership sold its interest in Bloomfield Associates Limited Partnership to the Operating General Partner for his assumption of the outstanding mortgage balance of $359,727 and proceeds to the Investment Partnership of $10,851. Of the total Investment Partnership proceeds received, $5,000 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. The remaining proceeds of $5,792 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $908 represented the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, including salary reimbursements and third party legal costs; and $4,884 represented partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $5,684 as of December 31, 2004. In the prior year $108 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.

In December 2004, the Investment Partnership sold its interest in Garden City Family Housing to the Operating General Partner for his assumption of the outstanding mortgage balance of $374,253 and proceeds to the Investment Partnership of $11,228. Of the total Investment Partnership proceeds received, $5,000 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. The remaining proceeds of $6,228 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $112 represented a fee for overseeing and managing the disposition of the property; $5,316 represented partial reimbursement for outstanding advances and asset management fees; and $800 represented the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, including salary reimbursements and third party legal costs. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $6,116 as of December 31, 2004. In the prior year $112 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.

In December 2004, the Investment Partnership sold its interest in Marionville III Family Housing to the Operating General Partner for his assumption of the outstanding mortgage balance of $189,239 and proceeds to the Investment Partnership of $5,677. Of the total Investment Partnership proceeds received, $4,820 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. The remaining proceeds of $857 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $57 fee for overseeing and managing the disposition of the property; and $800 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, including salary reimbursements and third party legal costs. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $800 as of December 31, 2004. In the prior year $57 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.

In December 2004, the Investment Partnership sold its interest in Nebraska City Senior, A Limited Partnership to the Operating General Partner for his assumption of the outstanding mortgage balance of $408,854 and proceeds to the Investment Partnership of $12,266. Of the total Investment Partnership proceeds received, $5,000 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. The remaining proceeds of $7,266 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $923 represented the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, including salary reimbursements and third party legal costs; and $6,343 represented partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $7,143 as of December 31, 2004. In the prior year $123 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.

In December 2004, the Investment Partnership sold its interest in Fredericktown Associates II, A Limited Partnership to the Operating General Partner for his assumption of the outstanding mortgage balance of $361,691 and proceeds to the Investment Partnership of $10,851. Of the total Investment Partnership proceeds received, $5,000 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. The remaining proceeds of $5,851 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $909 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, including salary reimbursements and third party legal costs; $4,942 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $5,742 as of December 31, 2004. In the prior year $109 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.

In March 2005, the Investment Partnership sold its interest in Brewton, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $930,939 and proceeds to the Investment Partnership of $37,238. Of the total Investment Partnership proceeds, which were received in April 2005, $11,200 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. Of the remaining proceeds, the net distribution to investors in the amount of $8,124 was paid during the third quarter of 2005. This represents a per BAC distribution of $0.31. The total return to the investors was distributed based on the number of BACS held by each investor. The remaining proceeds of $17,914 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $8,921 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, including salary reimbursements and third party legal and mailing costs; and $8,993 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $17,117 as of March 31, 2005. In the prior year $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.

In March 2005, the Investment Partnership sold its interest in Pine Ridge, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,446,550 and proceeds to the Investment Partnership of $57,862. Of the total Investment Partnership proceeds, which were received in April 2005, $17,640 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. Of the remaining proceeds, the net distribution to investors in the amount of $17,564 was paid during the third quarter of 2005. This represents a per BAC distribution of $0.66. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $22,658 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $8,921 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, including salary reimbursements and third party legal and mailing costs; and $13,737 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $17,564 as of March 31, 2005. In the prior year $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.

In March 2005, the Investment Partnership sold its interest in Pine Terrace III, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,168,688 and proceeds to the Investment Partnership of $46,748. Of the total Investment Partnership proceeds, which were received in April 2005, $6,545 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. Of the remaining proceeds, the net distribution to investors in the amount of $12,477 was paid during the third quarter of 2005. This represents a per BAC distribution of $0.47. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $27,726 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $8,921 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, including salary reimbursements and third party legal and mailing costs; and $18,805 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $31,282 as of March 31, 2005. In the prior year $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.

In March 2005, the Investment Partnership sold its interest in Springfield Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,405,218 and proceeds to the Investment Partnership of $56,209. Of the total Investment Partnership proceeds, which were received in April 2005, $13,200 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. Of the remaining proceeds, the net distribution to investors in the amount of $16,808 was paid during the third quarter of 2005. This represents a per BAC distribution of $0.63. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $26,201 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $8,921 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, including salary reimbursements and third party legal and mailing costs; and $17,280 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $34,088 as of March 31, 2005. In the prior year $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.

In March 2005, the Investment Partnership sold its interest in Village Chase of Zephyrhills, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,459,961 and proceeds to the Investment Partnership of $58,398. Of the total Investment Partnership proceeds, which were received in April 2005, $9,620 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. Of the remaining proceeds, the net distribution to investors in the amount of $17,809 was paid during the third quarter of 2005. This represents a per BAC distribution of $0.67. The total return to the investors was distributed based on the number of BACS held by each investor. The remaining proceeds of $30,969 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $8,922 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, including salary reimbursements and third party legal and mailing costs; and $22,047 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $39,856 as of March 31, 2005. In the prior year $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.

In March 2005, the Investment Partnership sold its interest in Village Walk of Zephyrhills, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,366,461 and proceeds to the Investment Partnership of $54,658. Of the total Investment Partnership proceeds, which were received in April 2005, $7,020 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. Of the remaining proceeds, the net distribution to investors in the amount of $16,097 was paid during the third quarter of 2005. This represents a per BAC distribution of $0.61. The total return to the investors was distributed based on the number of BACS held by each investor. The remaining proceeds of $31,451 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $8,922 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, including salary reimbursements and third party legal and mailing costs; and $22,619 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $38,716 as of March 31, 2005. In the prior year $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.

In March 2005, the Investment Partnership sold its interest in Wildwood Villas, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,442,689 and proceeds to the Investment Partnership of $57,708. Of the total Investment Partnership proceeds, which were received in April 2005, $13,860 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. Of the remaining proceeds, the net distribution to investors in the amount of $17,495 was paid during the third quarter of 2005. This represents a per BAC distribution of $0.66. The total return to the investors was distributed based on the number of BACS held by each investor. The remaining proceeds of $26,355 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $8,972 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, including salary reimbursements and third party legal and mailing costs; and $17,433 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $34,926 as of March 31, 2005. In the prior year $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.

In 2003, American Affordable Housing II and BCTC Fund I - Series 3 (the "Investment Limited Partnerships") negotiated the sale of their Investment Limited Partner interest in Paige Hall, a Minnesota Limited Partnership, to the Operating General Partner for the assumption of the outstanding mortgage balance of approximately $2,591,339 and proceeds to the Investment Limited Partnerships of $150,000. The sale closed on December 19, 2005. Of the total proceeds, $20,000 is for the payment of outstanding reporting fees, and $130,000 will be proceeds for the sale of the Investment Limited Partnerships' interest. In the most recent 10-Q filed for the quarter ended December 31, 2005, it was estimated that of the total proceeds, $27,753 and $22,247, for AAH II and Series 3, respectively, would be distributed to the investors. This represented a per unit distribution of $9.987 for AAH II and a per BAC distribution of $.008 for Series 3. The total return to the investors would have been distributed based on the number of Units and BACs held by each investor. The remaining proceeds of $80,000 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $10,000 represents the reimbursement of expenses incurred in connection with the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $70,000 represents payment of outstanding Asset Management Fees due to BCAMLP. It has now been decided that the reimbursement related to the disposition of $27,753 and $22,247, for AAH II and Series 3, respectively, will not be paid, and that these amounts originally anticipated to be returned to Investors will be added back to the Investment Limited Partners' respective working capital reserves due to the fact that the Prospectus of the Fund requires that the proceeds be utilized in this manner. The monies returned to working capital reserves will be available to pay obligations of the Investment Limited Partnership. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnerships' investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnerships' investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner interest of $66,607 and $53,393 for AAH II and Series 3, respectively, was realized in the quarter ended December 31, 2005.

Lovington Housing Associates L.P. (Southview Place Apartments) is a 48 unit property located in Lovington, New Mexico which completed its final year of compliance in 2004. The 2005 audit shows that the property generated $45,851 in cash, after allocation for the funding of the replacement reserve account. Rental revenue increased $20,000 and operating expenses have stabilized at $3,238 per unit, on target with the state averages. Occupancy remained strong throughout 2005, averaging 95%. Occupancy averaged 97% in 2006 and the property is on track to generate similar cash in 2006 as it did in 2005. Insurance proceeds to repair the roof in the amount of $62,074 have been received. Efforts to obtain a rehab loan in order to make some badly needed capital improvements have been halted. With the compliance period expired, the Operating General Partner has elected instead to pursue a resyndication, the proceeds of which would be used in part to rehab the property and in part to purchase the Investment General Partner's interest in the Partnership. With the current strong occupancy, the property will operate above breakeven and be able to start paying down accrued fees and payables. The property's mortgage, taxes, and insurance payments are current.

The liquidity of the Harbor Hill Associates Limited Partnership (Harbor Hill Estates) has been adversely affected by recurring losses from operations. The operating deficits have prevented the Operating Partnership from meeting obligations as they become due and from making required deposits into the replacement reserve account. The Operating Partnership received a service letter (mortgage default notice) from USDA/RD on January 3, 2001. A workout plan to address these issues was approved by USDA/RD in December 2001. As of March 31, 2006, the Operating General Partner has completed its obligations under the workout plan. USDA/RD has allowed the property to admit non-elderly tenants that are income qualified due to a change in the demographics of the marketplace of Bar Harbor, ME. Consequently, occupancy has stabilized with average occupancy of 87% as of June 30, 2006. The property operated at breakeven. The Investment General Partner will continue to monitor this situation.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Partnership to make certain estimates and assumptions. A summary of significant accounting policies is provided in Note 1 to the financial statements. The following section is a summary of some aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of the Partnership's financial condition and results of operations. The Partnership believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

The Partnership is required to assess potential impairments to its long-lived assets, which are primarily investments in limited partnerships. The Partnership accounts for its investment in limited partnerships in accordance with the equity method of accounting since the Partnership does not control the operations of the Operating Limited Partnership's.

If the book value of the Partnership's investment in an Operating Partnership exceeds the estimated value derived by management, which generally consists of the remaining future low-income housing credits allocable to the Partnership and the estimated residual value to the Partnership, the Partnership reduces its investment the such Operating Limited Partnership and includes the reduction in equity in loss of investment of limited partnerships.

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
Item 3	Quantitative and Qualitative Disclosure About Market Risk

Not Applicable

Item 4	Controls & Procedures

	(a)	Controls and Procedures

As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management, Inc. carried out an evaluation of the effectiveness of the Partership's "disclosure controls and procedures" as defined in the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

	(b)	Changes in Internal Controls

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Since, as noted on page 32, the corresponding report on Form 10-K for the year ended March, 2006 has not yet been filed by the Fund, there as are, as of this date, no risk factors to update.

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

American Affordable Housing II
Limited Partnership

	By:	Boston Capital Associates Limited
Partnership, General Partner

		By:	BCA Associates Limited Partnership,
General Partner

		By:	C&M Management Inc.,
General Partner

Date: January 23, 2007		By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, thisreport has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated:
DATE	SIGNATURE	TITLE

January 23, 2007	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive
Officer), C&M
Management Inc;

DATE	SIGNATURE	TITLE

January 23, 2007	/s/ Marc N. Teal	Senior Vice President, Chief Financial Officer
	Marc N. Teal	(Principal Accounting and Financial Officer)
C&M Management Inc.