Form 10-Q
period 2006-09-30
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 2007-01-23
CIK 815024

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006 or
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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

TABLE OF CONTENTS

FOR THE QUARTER ENDED september 30, 2006

Balance_Sheets *

Statements_of_Operations 4

Changes_in_Partners_Capital 6

Statements_of_Cash_Flows 7

Notes_to_Financial_Statements 8

Note A Organization 8

Note B Accounting and Financial Reporting Policies 8

Note C Related Party Transactions 9

Note D Investments in Opertating Partnerships 9

Combined_Statements_of_Operations 10

NOTE_E_TAXABLE_LOSS 11

Liquidity 12

Capital_Resources 12

Results_of_Operations 13

Quantitative_and_Qualitative_Disclosure 23

Controls_and_Procedures 23

Part_II_Other_Information 24

Signatures 25

American Affordable Housing II Limited Partnership

BALANCE SHEETS

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)	$ -	$ -

Cash and cash equivalents	253,420	197,409
Other assets	20,000	-

	$ 273,420	$ 197,409

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES

Accounts payable	$ 9,000	$ -
Accounts payable affiliates	6,918,916	6,816,453

	6,927,916	6,816,453

PARTNERS' DEFICIT

Limited Partners
Units of limited partnership interest, $1,000 stated value per unit; issued and outstanding, 26,501 units (Note A)	(6,365,929)	(6,330,832)
General Partners	(288,567)	(288,212)

	(6,654,496)	(6,619,044)

	$ 273,420	$ 197,409

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2006	2005

Income
Interest income	$ 742	$ 280
Other income	21,784	91
	22,526	371

Share of income (loss) from Operating Partnerships (Note D)	50,250	-

Expenses
Professional fees	16,187	15,188
General and administrative expenses	965	2,035
Asset management fees (Note C)	38,138	48,842
	55,290	66,065

NET INCOME (LOSS)	$ 17,486	$ (65,694)

Net income (loss) allocated to general partners	$ 175	$ (657)

Net income (loss) allocated limited partners	$ 17,311	$ (65,037)

Net income (loss) per unit of limited partnership interest	$ 0.7	$ (2.5)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2006	2005

Income
Interest income	$ 939	$ 605
Other income	21,785	91
	22,724	696

Share of income (loss) from Operating Partnerships (Note D)	50,250	-

Expenses
Professional fees	17,836	24,856
General and administrative expenses	2,860	4,925
Asset management fees (Note C)	87,730	83,872
	108,426	113,653

NET INCOME (LOSS)	$ (35,452)	$ (112,957)

Net income (loss) allocated to general partners	$ (355)	$ (1,130)

Net income (loss) allocated limited partners	$ (35,097)	$ (111,827)

Net income (loss) per unit of limited partnership interest	$ (1.3)	$ (4.2)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' Deficit April 1, 2006	$ (6,330,832)	$(288,212)	$(6,619,044)

Distributions	-	-	-

Net loss	(35,097)	(355)	(35,452)

Partners' Deficit September 30, 2006	$(6,365,929)	$(288,567)	$(6,654,496)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2006	2005
Cash flows from operating activities:

Net Income (Loss)	$ (35,452)	$ (112,957)
Adjustments:
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(50,250)	-
Changes in assets and liabilities:
Decrease (Increase) in other assets	(20,000)	(12,500)
Increase (Decrease) in accounts payable and accrued expenses	111,463	(80,987)

Net cash provided by (used in) operating activities	5,761	(206,444)

Cash flows from investing activities:
Proceeds from the sale of Operating Partnerships	50,250	368,821

Net cash provided by (used in) investing activities	50,250	368,821

Cash flows from financing activities:
Distribution to Partners	-	(106,373)

Net cash provided by (used in) financing activities	-	(106,373)

INCREASE (DECREASE) IN CASH	56,011	56,004

Cash and cash equivalents, beginning	197,409	79,567

Cash and cash equivalents, ending	$ 253,420	$ 135,571

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2006
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2006 and for the six months then ended have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements are read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report Statement on Form 10-K.

The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the fiscal year ending March 31, 2007.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2006

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

An annual asset management fee based on 0.5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership. The annual asset management fee accrued for the quarters ended September 30, 2006 and 2005 was $50,925 and $50,925, respectively. Total asset management fees accrued as of September 30, 2006 were $6,619,598.

During the quarters ended September 30, 2006 and 2005 affiliates of the Partnerships General Partner did not advance any money to the Partnership to pay operating expenses of the Partnership, or to make advances and/or loans to Operating Partnerships. Total advances for these costs at September 30, 2006 were $261,667. These and any additional advances will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

The Partnership also accrued various affiliate administrative expenses including travel, printing, salaries, postage, and overhead allocations. The amounts accrued during the quarters ended September 30, 2006 and 2005 were $613 and $405, respectively. Total accruals at September 30, 2006 were $37,651.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2006 and 2005, the Partnership had limited partnership equity interests in 18 and 27 Operating Partnerships respectively, each of which owned an apartment complex.

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments upon each Operating Partnership achieving specified levels of construction and/or operations. At September 30, 2006 and 2005, all such capital contributions had been paid to the Operating Partnerships.

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2006.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2006
(Unaudited)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

The unaudited combined statements of operations of the Operating

Partnerships for the Six Months ended June 30, 2006 and 2005 are as follows:

	2006	2005

Revenues
Rental income	$ 2,609,041	$ 3,391,939
Interest and other	77,579	86,559

	2,686,620	3,478,498

Expenses
Interest expense	444,391	942,620
Depreciation and amortization	636,762	873,383
Operating expenses	1,936,598	2,306,525
	3,017,751	4,122,528

NET LOSS	$ (331,131)	$ (644,030)

Net loss allocation to American Affordable Housing II Limited Partnership*	$ (327,820)	$ (637,590)

Net loss allocated to other partners	$ (3,311)	$ (6,440)

*Amounts include $327,820 and $637,590 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

At September 30, 2006 and 2005, the partnership has limited partnership equity interests in 18 and 27 operating limited partnerships, respectively, which own apartment complexes. During the quarters ended September 30, 2006 and 2005, 8 and 0, respectively, of the operating limited partnerships were sold. The dispositions resulted in cash proceeds to the partnership of $50,250, all of which had been received at September 30, 2006, and a gain on the disposal of the assets of $50,250 for the quarter ended September 30, 2006.

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

The Partnership is currently accruing the annual asset management fee. Asset management fees accrued during the quarters ended September 30, 2006 and 2005 were $50,925 and $50,925 respectively, and total asset management fees accrued as of September 30, 2006 were $6,619,598. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy these liabilities.

The Partnership has recorded $6,918,916 as payable to affiliates. This represents advances to pay third party operating expenses of the Partnership, advances and/or loans to Operating Partnerships, accrued asset management fees, and accrued overhead allocations. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or the proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.

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

As of September 30, 2006, the Partnership had committed to investments requiring cash payments of $18,613,793, all of which has been paid. At September 30, 2006, the Partnership held $253,420, which is comprised of working capital. Since the Partnership has completed funding of all investments, it anticipates that there should be no significant need for capital resources in the future.

Results of Operations

As of September 30, 2006 and 2005 the Partnership held, respectively limited partnership interests in 18 and 27 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each Apartment Complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner of the Partnership believes that there is adequate casualty insurance on the properties.

As of September 30, 2006 and 2005 the Qualified Occupancy of the Operating Partnership's was 100%. The Partnership had a total of 18 properties at September 30, 2006, all of which were at 100% Qualified Occupancy.

During the quarters ended September 30, 2006 and 2005, the Partnership received $12,787 and $2,083, respectively, of reporting fees from the Operating Partnerships.

The Partnership incurred an annual asset management fee to Boston Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The annual asset management fee incurred, net of reporting fees received, during the quarters ended September 30, 2006 and 2005 was $38,138 and $48,842, respectively.

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

In 2003, American Affordable Housing II and BCTC Fund I - Series 3 (the "Investment Limited Partnerships") negotiated the sale of their Investment Limited Partner interest in Paige Hall, a Minnesota Limited Partnership, to the Operating General Partner for the assumption of the outstanding mortgage balance of approximately $2,591,339 and proceeds to the Investment Limited Partnerships of $150,000. The sale closed on December 19, 2005. Of the total proceeds, $20,000 is for the payment of outstanding reporting fees, and $130,000 will be proceeds for the sale of the Investment Limited Partnerships' interest. In the 10-Q filed for the quarter ended December 31, 2005, it was estimated that of the total proceeds, $27,753 and $22,247, for AAH II and Series 3, respectively, would be distributed to the investors. This represented a per unit distribution of $9.987 for AAH II and a per BAC distribution of $.008 for Series 3. The total return to the investors would have been distributed based on the number of Units and BACs held by each investor. The remaining proceeds of $80,000 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $10,000 represents the reimbursement of expenses incurred in connection with the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $70,000 represents payment of outstanding Asset Management Fees due to BCAMLP. It has now been decided that the reimbursement related to the disposition of $27,753 and $22,247, for AAH II and Series 3, respectively, will not be paid, and that these amounts originally anticipated to be returned to Investors will be added back to the Investment Limited Partners' respective working capital reserves due to the fact that the Prospectus of the Fund requires that the proceeds be utilized in this manner. The monies returned to working capital reserves will be available to pay obligations of the Investment Limited Partnership. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnerships' investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnerships' investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner interest of $66,607 and $53,393 for AAH II and Series 3, respectively, was realized in the quarter ended December 31, 2005.

Lovington Housing Associates L.P. (Southview Place Apartments) is a 48 unit property located in Lovington, New Mexico which completed its final year of compliance in 2004. The 2005 audit shows that the property generated $45,851 in cash, after allocation for the funding of the replacement reserve account. Rental revenue increased $20,000 and operating expenses have stabilized at $3,238 per unit, on target with the state averages. Occupancy remained strong throughout 2005, averaging 95%. Occupancy averaged 97% through 2006 and the property is on track to generate similar cash in 2006 as it did in 2005. Insurance proceeds to repair the roof in the amount of $62,074 have been received. Efforts to obtain a rehab loan in order to make some badly needed capital improvements have been halted. With the compliance period expired, the Operating General Partner has elected instead to pursue a resyndication, the proceeds of which would be used in part to rehab the property and in part to purchase the Investment General Partner's interest in the Partnership. With the current strong occupancy, the property will operate above breakeven and be able to start paying down accrued fees and payables. The property's mortgage, taxes, and insurance payments are current.

In August 2006, the Partnership transferred its interest in Harbor Hill Associates, LP to an entity affiliated with the operating General Partner for its assumption of the outstanding mortgage balance of approximately $1,182,147 and cash proceeds to the Investment Limited Partner of $7,886. Of the total proceeds, $1,199 was paid to BCAMLP for expenses related to the sale, which includes but is not limited to third party legal costs. The remaining proceeds of $6,687 will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnerships' investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnerships' investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner interest of $6,687, respectively, was realized in the quarter ended September 30, 2006.

In August 2006, the Partnership transferred its interest in Bowdoinham Associates, LP to an entity affiliated with the operating General Partner for its assumption of the outstanding mortgage balance of approximately $1,236,422 and cash proceeds to the Investment Limited Partner of $7,885. Of the remaining proceeds $1,198 was paid to BCAMLP for expenses related to the sale, which includes but is not limited to third party legal costs. The remaining proceeds of $6,687 will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnerships' investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnerships' investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner interest of $6,687, respectively, was realized in the quarter ended September 30, 2006.

In August 2006, the Partnership transferred its interest in Deer Crossing Associates, LP to an entity affiliated with the operating General Partner for its assumption of the outstanding mortgage balance of approximately $1,145,547 and cash proceeds to the Investment Limited Partner of $12,869. Of the proceeds received $5,250 represents reporting fees due to an affiliate of the Investment Partnership and the balance represent proceeds from the sale. Of the remaining proceeds $1,158 was paid to BCAMLP for expenses related to the sale, which includes but is not limited to third party legal costs. The remaining proceeds of $6,461 will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnerships' investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnerships' investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner interest of $6,461, respectively, was realized in the quarter ended September 30, 2006.

In August 2006, the Partnership transferred its interest in Maple Tree Associates, LP to an entity affiliated with the operating General Partner for its assumption of the outstanding mortgage balance of approximately $1,199,207 and cash proceeds to the Investment Limited Partner of $14,215. Of the proceeds received $6,466 represents reporting fees due to an affiliate of the Investment Partnership and the balance represent proceeds from the sale. Of the remaining proceeds $1,177 was paid to BCAMLP for expenses related to the sale, which includes but is not limited to third party legal costs. The remaining proceeds of $6,572 will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnerships' investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnerships' investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner interest of $6,572, respectively, was realized in the quarter ended September 30, 2006.

In August 2006, the Partnership transferred its interest in Perramond Associates, LP to an entity affiliated with the operating General Partner for its assumption of the outstanding mortgage balance of approximately $1,145,673 and cash proceeds to the Investment Limited Partner of $9,423. Of the proceeds received $1,864 represents reporting fees due to an affiliate of the Investment Partnership and the balance represent proceeds from the sale. Of the remaining proceeds $1,148 was paid to BCAMLP for expenses related to the sale, which includes but is not limited to third party legal costs. The remaining proceeds of $6,411 will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnerships' investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnerships' investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner interest of $6,411, respectively, was realized in the quarter ended September 30, 2006.

In August 2006, the Partnership transferred its interest in Sara Pepper Associates, LP to an entity affiliated with the operating General Partner for its assumption of the outstanding mortgage balance of approximately $611,131 and cash proceeds to the Investment Limited Partner of $3,905. Of the remaining proceeds $594 was paid to BCAMLP for expenses related to the sale, which includes but is not limited to third party legal costs. The remaining proceeds of $3,311 will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnerships' investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnerships' investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner interest of $3,311, respectively, was realized in the quarter ended September 30, 2006.

In August 2006, the Partnership transferred its interest in Silver Pines Associates, LP to an entity affiliated with the operating General Partner for its assumption of the outstanding mortgage balance of approximately $1,336,624 and cash proceeds to the Investment Limited Partner of $8,827. Of the remaining proceeds $1,340 was paid to BCAMLP for expenses related to the sale, which includes but is not limited to third party legal costs. The remaining proceeds of $7,487 will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnerships' investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnerships' investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner interest of $7,487, respectively, was realized in the quarter ended September 30, 2006.

In August 2006, the Partnership transferred its interest in Wilder Associates, LP to an entity affiliated with the operating General Partner for its assumption of the outstanding mortgage balance of approximately $1,176,206 and cash proceeds to the Investment Limited Partner of $16,024. Of the proceeds received $8,204 represents reporting fees due to an affiliate of the Investment Partnership and the balance represent proceeds from the sale. Of the remaining proceeds $1,186 was paid to BCAMLP for expenses related to the sale, which includes but is not limited to third party legal costs. The remaining proceeds of $6,634 will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnerships' investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnerships' investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner interest of $6,634, respectively, was realized in the quarter ended September 30, 2006.

In August 2006, the Operating General Partner of Platteville Apartments, A Limited Partnership entered into an agreement to sell the property and the transaction is anticipated to close in the first quarter 2007. The sales price for Platteville Apartments is $611,691, which includes the outstanding mortgage balance of approximately $540,537 and proceeds to the Investment Partnership of $25,000. It is anticipated that $7,500 will be paid to BCAMLP for expenses incurred, which includes third party legal costs. The remaining proceeds from the sale of $17,500 will be returned to cash reserves held by AAH II. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In August 2006, the Operating General Partner of Kersey Apartments, A Limited Partnership entered into an agreement to sell the property and the transaction is anticipated to close in the first quarter 2007. The sales price for Kersey Apartments is $1,353,356, which includes the outstanding mortgage balance of approximately $1,178,907 and proceeds to the Investment Partnership of $82,141. It is anticipated that $7,500 will be paid to BCAMLP for expenses incurred, which includes third party legal costs. The remaining proceeds from the sale of $74,641 will be returned to cash reserves held by AAH II. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Not Applicable

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