Form 10-Q
period 2006-12-31
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 2007-02-23
CIK 815024

UNITED STATE SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31,2006 or
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

                   (617) 624-8900

(Registrant's telephone number, including area code)

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
FOR THE QUARTER ENDED DECEMBER 31, 2006

TABLE OF CONTENTS

FOR THE QUARTER ENDED December 31, 2006

Balance_Sheets *

Statements_of_Operations 4

Changes_in_Partners_Capital 6

Statements_of_Cash_Flows 7

Notes_to_Financial_Statements 8

Note A Organization 8

Note B Accounting and Financial Reporting Policies 8

Note C Related Party Transactions 9

Note D Investments in Opertating Partnerships 9

Combined_Statements_of_Operations 10

NOTE_E_TAXABLE_LOSS 11

Liquidity 12

Capital_Resources 12

Results_of_Operations 13

Quantitative_and_Qualitative_Disclosure 24

Controls_and_Procedures 24

Part_II_Other_Information 25

Signatures 26

American Affordable Housing II Limited Partnership

BALANCE SHEETS

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)	$ -	$ -

Cash and cash equivalents	251,938	197,409
Other assets	234,058	-

	$ 485,996	$ 197,409

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES

Accounts payable	$ 9,000	$ -
Accounts payable affiliates	6,975,688	6,816,453

	6,984,688	6,816,453

PARTNERS' DEFICIT

Limited Partners
Units of limited partnership interest, $1,000 stated value per unit; issued and outstanding, 26,501 units (Note A)	(6,211,684)	(6,330,832)
General Partners	(287,008)	(288,212)

	(6,498,692)	(6,619,044)

	$ 485,996	$ 197,409

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2006	2005

Income
Interest income	$ 1,894	$ 152
Other income	-	141
	1,894	293

Share of income (loss) from Operating Partnerships (Note D)	151,058	66,607

Expenses
Professional fees	6,268	1,683
General and administrative expenses	6,621	2,907
Asset management fees (Note C)	(15,741)	31,020
	(2,852)	35,610

NET INCOME (LOSS)	$ 155,804	$ 31,290

Net income (loss) allocated to general partners	$ 1,558	$ 313

Net income (loss) allocated limited partners	$ 154,246	$ 30,977

Net income (loss) per unit of limited partnership interest	$ 5.8	$ 1.2

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2006	2005

Income
Interest income	$ 2,832	$ 757
Other income	21,784	232
	24,616	989

Share of income (loss) from Operating Partnerships (Note D)	201,308	66,607

Expenses
Professional fees	24,104	26,538
General and administrative expenses	9,480	7,832
Asset management fees (Note C)	71,988	114,893
	105,572	149,263

NET INCOME (LOSS)	$ 120,352	$ (81,667)

Net income (loss) allocated to general partners	$ 1,204	$ (817)

Net income (loss) allocated limited partners	$ 119,148	$ (80,850)

Net income (loss) per unit of limited partnership interest	$ 4.5	$ (3.1)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total

Partners' Deficit April 1, 2006	$ (6,330,832)	$(288,212)	$(6,619,044)

Distributions	-	-	-

Net income	119,148	1,204	120,352

Partners' Deficit December 31,2006	$(6,211,684)	$(287,008)	$(6,498,692)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2006	2005
Cash flows from operating activities:

Net Income (Loss)	$ 120,352	$ (81,667)
Adjustments:
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(201,308)	-
Changes in assets and liabilities:
Decrease (Increase) in other assets	(83,000)	-
Increase (Decrease) in accounts payable and accrued expenses	168,235	(22,189)

Net cash provided by (used in) operating activities	4,279	(103,856)

Cash flows from investing activities:
Proceeds from the sale of Operating Partnerships	50,250	368,821

Net cash provided by (used in) investing activities	50,250	368,821

Cash flows from financing activities:
Distribution to Partners	-	(106,373)

Net cash provided by (used in) financing activities	-	(106,373)

INCREASE (DECREASE) IN CASH	54,529	158,592

Cash and cash equivalents, beginning	197,409	79,567

Cash and cash equivalents, ending	$ 251,938	$ 238,159

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31,2006
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2006 and for the nine months then ended have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements are read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report Statement on Form 10-K.

The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the fiscal year ending March 31, 2007.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31,2006

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

An annual asset management fee based on 0.5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership. The annual asset management fee accrued for the quarters ended December 31, 2006 and 2005 was $50,925 and $50,925, respectively. Total asset management fees accrued as of December 31, 2006 were $6,670,524.

During the quarters ended December 31, 2006 and 2005 affiliates of the Partnerships General Partner did not advance any money to the Partnership to pay operating expenses of the Partnership, or to make advances and/or loans to Operating Partnerships. Total advances for these costs at December 31, 2006 were $261,667. These and any additional advances will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

The Partnership also accrued various affiliate administrative expenses including travel, printing, salaries, postage, and overhead allocations. The amounts accrued during the quarters ended December 31, 2006 and 2005 were $5,846 and $2,323, respectively. Total accruals at December 31, 2006 were $43,497.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2006 and 2005, the Partnership had limited partnership equity interests in 15 and 26 Operating Partnerships respectively, each of which owned an apartment complex.

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments upon each Operating Partnership achieving specified levels of construction and/or operations. At December 31, 2006 and 2005, all such capital contributions had been paid to the Operating Partnerships.

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2006.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31,2006
(Unaudited)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

The unaudited combined statements of operations of the Operating

Partnerships for the Nine Months ended September 30,2006 and 2005 are as follows:

	2006	2005

Revenues
Rental income	$ 3,518,530	$ 4,569,272
Interest and other	100,501	98,721

	3,619,031	4,667,993

Expenses
Interest expense	758,438	1,239,486
Depreciation and amortization	819,161	1,184,555
Operating expenses	2,569,020	3,077,135
	4,146,619	5,501,176

NET LOSS	$ (527,588)	$ (833,183)

Net loss allocation to American Affordable Housing II Limited Partnership*	$ (522,312)	$ (824,851)

Net loss allocated to other partners	$ (5,276)	$ (8,332)

*Amounts include $522,312 and $824,851 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31,2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

At December 31, 2006 and 2005, the partnership has limited partnership equity interests in 15 and 26 operating limited partnerships, respectively, which own apartment complexes. During the quarters ended December 31, 2006 and 2005, 3 and 1, respectively, of the operating limited partnerships were sold. The dispositions resulted in cash proceeds to the partnership of $50,250. A gain was recorded on the disposal of the assets of $201,308 for the quarter ended December 31, 2006. Of this amount a receivable of $151,058 was recorded at December 31, 2006.

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

The Partnership is currently accruing the annual asset management fee. Asset management fees accrued during the quarters ended December 31,2006 and 2005 were $50,925 and $50,925 respectively, and total asset management fees accrued as of December 31,2006 were $6,670,524. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy these liabilities.

The Partnership has recorded $6,975,688 as payable to affiliates. This represents advances to pay third party operating expenses of the Partnership, advances and/or loans to Operating Partnerships, accrued asset management fees, and accrued overhead allocations. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or the proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.

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

As of December 31,2006, the Partnership had committed to investments requiring cash payments of $18,613,793, all of which has been paid. At December 31,2006, the Partnership held $251,938, which is comprised of working capital. Since the Partnership has completed funding of all investments, it anticipates that there should be no significant need for capital resources in the future.

Results of Operations

As of December 31, 2006 and 2005 the Partnership held, respectively limited partnership interests in 15 and 27 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each Apartment Complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner of the Partnership believes that there is adequate casualty insurance on the properties.

As of December 31, 2006 and 2005 the Qualified Occupancy of the Operating Partnership's was 100%. The Partnership had a total of 15 properties at December 31, 2006, all of which were at 100% Qualified Occupancy.

The Partnership incurred an annual asset management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The annual asset management fee incurred for the quarter ended December 31, 2006 and 2005 were $(15,741) and $31,020, respectively, net of reporting fees of $66,666 and $19,905, respectively. The annual asset management fee incurred for the nine months ended December 31, 2006 and 2005 were $71,988 and $114,893, respectively, net of reporting fees of $80,787 and $37,883, respectively.

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

In August 2006, the Operating General Partner of Platteville Apartments, A Limited Partnership entered into an agreement to sell the property and the transaction is anticipated to close in the first quarter 2007. The sales price for Platteville Apartments is $611,691, which includes the outstanding mortgage balance of approximately $540,537 and proceeds to the Investment Limited Partnership of $25,000. It is anticipated that $7,500 will be paid to BCAMLP for expenses incurred, which includes third party legal costs. The remaining proceeds from the sale of $17,500 will be returned to cash reserves held by AAH II. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In August 2006, the Operating General Partner of Kersey Apartments, A Limited Partnership entered into an agreement to sell the property and the transaction is anticipated to close in the first quarter 2007. The sales price for Kersey Apartments is $1,353,356, which includes the outstanding mortgage balance of approximately $1,178,907 and proceeds to the Investment Limited Partnership of $82,141. It is anticipated that $7,500 will be paid to BCAMLP for expenses incurred, which includes third party legal costs. The remaining proceeds from the sale of $74,641 will be returned to cash reserves held by AAH II. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In December 2006, the Investment Partnership transferred its interest in Michelle Manor Apartments, A California Limited Partnership to an entity affiliated with the Operating General Partner for its assumption of the outstanding mortgage balance and cash proceeds to the Investment Limited Partner of $32,955. Of the proceed to be received, it is anticipated that $2,500 will be paid to BCAMLP for expenses related to the sale, which includes but is not limited to third party legal costs. The remaining proceeds from the sale of $30,455 will be returned to cash reserves held by AAH II. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnerships' investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnerships' investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner interest of $30,455, respectively, was realized in the quarter ended December 31, 2006. The transfer of the Operating Partnership has been recognized as of December 31, 2006, the proceeds are expected to be received in the first quarter of 2007; therefore a receivable in the amount of $30,455 has been recorded as of December 31, 2006.

In December 2006, the Investment Partnership transferred its interest in Lake Havasu Investment Group, A California Limited Partnership to an entity affiliated with the Operating General Partner for its assumption of the outstanding mortgage balance and cash proceeds to the Investment Limited Partner of $55,418. Of the proceeds anticipated to be received, $30,600 represents reporting fees due to an affiliate of the Investment Partnership and the balance represent proceeds from the sale. Of the remaining proceeds, it is anticipated that $2,500 will be paid to BCAMLP for expenses related to the sale, which includes but is not limited to third party legal costs. The remaining proceeds from the sale of $22,318 will be returned to cash reserves held by AAH II. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnerships' investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnerships' investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner interest of $22,318, respectively, was realized in the quarter ended December 31, 2006. The transfer of the Operating Partnership has been recognized as of December 31, 2006, the proceeds are expected to be received in the first quarter of 2007; therefore a receivable in the amount of $52,918 has been recorded as of December 31, 2006.

In December 2006, the Investment Partnership transferred its interest in Anthony Garden Apartments, A California Limited Partnership to an entity affiliated with the Operating General Partner for its assumption of the outstanding mortgage balance and cash proceeds to the Investment Limited Partner of $133,185. Of the total Investment Limited Partner proceeds anticipated to be received, $32,400 represents reporting fees due to an affiliate of the Investment Partnership and the balance represents proceeds from the sale. Of the remaining proceeds to be received, it is anticipated that $2,500 will be paid to BCAMLP for expenses related to the sale, which includes but is not limited to third party legal costs. The remaining proceeds from the sale of $98,285 will be returned to cash reserves held by AAH II. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnerships' investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnerships' investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner interest of $98,285, respectively, was realized in the quarter ended December 31, 2006. The transfer of the Operating Partnership has been recognized as of December 31, 2006, the proceeds are expected to be received in the first quarter of 2007; therefore a receivable in the amount of $130,685 has been recorded as of December 31, 2006.

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
Item 3	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4	Controls & Procedures

	(a)	Controls and Procedures

As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management, Inc. carried out an evaluation of the effectiveness of the Partership's "disclosure controls and procedures" as defined in under the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Partnership's management, including the Fund's Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

	(b)	Changes in Internal Controls

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

American Affordable Housing II
Limited Partnership

	By:	Boston Capital Associates Limited
Partnership, General Partner

		By:	BCA Associates Limited Partnership,
General Partner

		By:	C&M Management Inc.,
General Partner

Date: February 23, 2007		By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, thisreport has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated:
DATE	SIGNATURE	TITLE

February 23, 2007	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive
Officer), C&M
Management Inc;

DATE	SIGNATURE	TITLE

February 23, 2007	/s/ Marc N. Teal	Senior Vice President, Chief Financial Officer
	Marc N. Teal	(Principal Accounting and Financial Officer)
C&M Management Inc.