Form 10-K
period 2007-03-31
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 2007-07-16
CIK 815024

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007
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
Yes ☐            No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
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

AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
(a Massachusetts limited partnership)
FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED
March 31, 2007

PART I
Item I. Business
American Affordable Housing II Limited Partnership (the “Partnership”) is a limited partnership which was formed under the laws of the Commonwealth of Massachusetts on May 13, 1987. Effective as of June 1, 2001 there was a restructuring and, as a result, the Partnership’s general partner was reorganized as follows. The general partner of the Partnership continues to be Boston Capital Associates Limited Partnership, a Massachusetts limited partnership. The general partner of the general partner is BCA Associates Limited Partnership; a Massachusetts limited partnership, whose sole general partner is C&M Management, Inc., a Massachusetts corporation. John P. Manning is the principal of Boston Capital Partners, Inc. and C&M Management, Inc.
The Partnership was formed to acquire limited partner interests in limited partnerships (the “Operating Partnerships”), each of which was to own and operate an apartment complex for low and moderate income tenants. Each apartment complex qualified for the low-income housing tax credit under Section 42 of the Internal Revenue Code of 1986, as amended, (the “Code”), and some apartment complexes also qualified for the historic rehabilitation tax credit under Section 47 of the Code. Section 236(f)(ii) of the National Housing Act, as amended, and Section 101 of the Housing and Urban Development Act of 1965, as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance such as tax credits. The payments for each tenant, which are made directly to the owner of their property, generally are in such amounts as to enable the tenant to pay rent equal to 30% of the adjusted family income. Some of the apartment complexes in which the Partnership has invested are receiving such rent supplements from HUD.
HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the apartment complex, but directly to the individuals. At this time, the Partnership is unable to predict whether Congress will continue rent supplement programs payable directly to owners of the apartment complexes.
The investment objectives of the Partnership are (i) to provide investors with tax benefits during the first ten years of operations in the form of (a) low-income housing and historic rehabilitation tax credits which may be applied against the investors’ federal income tax liability arising from, in the case of individuals, active and portfolio income on a limited basis from passive income, and in the case of corporations, against Federal income tax liability from active and passive income and, as to certain corporations, against all income and (b) passive losses which may be used to reduce an Investor’s income in the same manner, (ii) to preserve and protect the capital of the Partnership, (iii) to provide long-term capital appreciation through increases in the value of the Partnership’s investments, and (iv) to provide cash distributions from capital transaction proceeds. The general partner is currently of the belief that the Partnership’s investment objectives will be met. Current distributions are not an investment objective of the Partnership.
The offering of Class A Limited Partner interests (the “Units”) in the Partnership (the “Public Offering”) began on February 2, 1988 and was concluded on September 21, 1988. Investors purchasing 26,501 Units contributed $26,501,000 to the Partnership. The Partnership held interests in 15 Operating Partnerships at March 31, 2007. See Item 2.

Item 1A. Risk Factors
As used in this Item 1A, references to “we, “us” and “our” mean the Partnership.
An investment in our Units and our investments in Operating Partnerships are subject to risks. These risks may impact the tax benefits of an investment in our Units, and the amount of proceeds available for distribution to our limited partners, if any, on liquidation of our investments.
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
The IRS may audit us or an Operating Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in our Units. Changes in tax laws could also impact the tax benefits from an investment in our Units and/or the value of the Operating Partnerships. Until the Operating Partnerships have completed a mandatory fifteen year Low Income Housing Tax Credit compliance period, investors are at risk for potential recapture of Low Income Housing Tax Credits that have already been claimed.
The Low Income Housing Tax Credits rules are extremely complicated and noncompliance with these rules may have adverse consequences for Unit holders.
Noncompliance with applicable tax regulations may result in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person’s last $25,000 of taxable income. The Operating Partnerships may be sold at a price, which would not result in our realizing cash distributions or proceeds from the transaction. Accordingly, we may be unable to distribute any cash to our investors. Low Income Housing Tax Credits may be the only benefit from an investment in our Units.
Poor performance of one housing complex, or the real estate market generally, could impair our ability to satisfy our investment objectives.
Each housing complex is subject to mortgage indebtedness. If an Operating Partnership failed to pay its mortgage, it could lose its housing complex in foreclosure. If foreclosure were to occur during the first 15 years of the existence of the Partnership, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of previously claimed Low Income Housing Tax Credits, and a loss of our investment in the housing complex would occur. To the extent the Operating Partnerships receive government financing or operating subsidies, they may be subject to one or more of the following risks:

•	difficulties in obtaining rent increases;

•	limitations on cash distributions;

•	limitations on sales or refinancing of Operating Partnerships;

•	limitations on transfers of interests in Operating Partnerships;

•	limitations on removal of the local general partner;

•	limitations on subsidy programs; and

•	possible changes in applicable regulations.
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
Investors may realize taxable gain on sale or disposition of Units.
Upon the sales or other taxable disposition of Unit, investors will realize taxable income to the extent that their allocable share of the non-recourse mortgage indebtedness on the apartment complexes, together with the money they receive from the sale of the Units, is greater than the original cost of their Units. This realized taxable income is reduced to the extent that investors have suspended passive losses or credits. It is possible that the sale of Units may not generate enough cash to pay the tax obligations arising from the sale.
Investors may have tax liability in excess of cash.
Investors eventually may be allocated profits for tax purposes which exceed any cash distributed to them. For this tax liability, the investor will have to pay federal income tax without a corresponding cash distribution. Similarly, in the event of a sale or foreclosure of an apartment complex or a sale of certificates, an investor may be allocated taxable income, resulting in tax liability, in excess of any cash distributed to him or her as a result of such event.
Investors may not receive cash if apartment complexes are sold.
There is no assurance that investors will receive any cash distributions from the sale or refinancing of an apartment complex. The price at which an apartment complex is sold may not be large enough to pay the mortgage and other expenses which must be paid at such time. Even if there are net cash proceeds from a sale, expenses such as accrued Fund management fees and unpaid loans will be deducted pursuant to Section 4.02(a) of the Partnership Agreement. If any of these events happen, investors will not get all of their investment back, and the only benefit from an investment will be the tax credits received.
The sale or refinancing of the apartment complexes is dependent upon the following material factors:

•	The necessity of obtaining the consent of the operating general partners;

•	The necessity of obtaining the approval of any governmental agency(ies) providing government assistance to the apartment complex; and

•	The uncertainty of the market.
Any sale may occur well after the fifteen-year federal housing tax credit compliance period.
We have insufficient sources of cash to pay our existing liabilities.
We currently do not have sufficient cash resources to satisfy our financial liabilities. Furthermore, we do not anticipate that we will have sufficient available cash to pay our future financial liabilities. Substantially all of our existing liabilities are payable to our general partner and its affiliates. Though the amounts payable to the general partner and its affiliates are contractually currently payable, we do not believe that the general partner or its affiliates will demand immediate payment of these contractual obligations in the near term; however, there can be no assurance that this will be the case. We would be materially adversely affected if the general partner or its affiliates demanded payment in the near term of our existing contractual liabilities or suspended the provision of services to us because of its inability to satisfy these obligations. All monies currently deposited, or that will be deposited in the future, into the Partnership’s working capital reserves are intended to be utilized to pay our existing and future liabilities.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
As of its fiscal year ending March 31, 2007, the Partnership held limited partnership interests in the Operating Partnerships described below. In each instance the apartment complexes owned by the applicable Operating Partnerships are eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a designated percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as “Qualified Occupancy.” Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner believes that there is adequate casualty insurance on the properties.
Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by some of the Operating Partnerships.

American Affordable Housing II Limited Partnership
PROPERTY PROFILES AS OF MARCH 31, 2007

			Mortgage
			Balance		Qualified
Property			As of	Completion	Occupancy	Capital
Name	Location	Units	12/31/06	Date	3/31/07	Contributed

Boardman Lake II Apartments	Travers City, MI	32	$951,845	5/89	100%	$202,700

Brookhollow	Brookshire,
Apartments	TX	48	1,322,745	8/88	100%	160,000

Center Way	Shelbyville,
Apartments	TN	20	593,215	7/88	100%	136,620

Casa	Belen,
Valencia	NM	39	1,451,593	12/88	100%	303,000

Charters Cove	St. Ignace,
Apartments	MI	24	746,314	5/88	100%	166,200

Harbour Oaks	East China,
Apartments	MI	32	872,459	11/88	100%	191,500

Kersey	Kersey,
Apartments	CO	32	1,178,906	10/88	100%	226,000

Middleburg	Middleburg,
Bluffs	FL	45	1,374,780	3/89	100%	375,283

Nicollete Island	Minneapolis,
Homes	MN	22	956,000	12/88	100%	713,000

Partridge	McMinnville,
Meadows	TN	48	1,359,025	10/88	100%	296,461

Pine Knoll	Smithfield,
Manor	NC	33	1,323,537	5/89	100%	309,450

Platteville	Platteville,
Apartments	CO	16	540,537	10/88	100%	120,000

American Affordable Housing II Limited Partnership
PROPERTY PROFILES AS OF MARCH 31, 2007
Continued

			Mortgage
			Balance		Qualified
Property			As of	Completion	Occupancy	Capital
Name	Location	Units	12/31/06	Date	3/31/07	Contributed

Southview Place	Lovington,
Apts	NM	48	1,018,053	2/89	100%	245,602

Suncrest	Newport,
Apartments	TN	32	938,456	5/88	100%	210,960

Willowbrook	Immokalee,
Place	FL	41	1,279,012	3/88	100%	328,711

Item 3. Legal Proceedings
None.
Item 4. Submission of Matters to a Vote of Security-Holders
None.
PART II

Item 5.	Market for the Partnership’s Limited Partnership Interests and Related Partnership Matters and Issuer Purchases of Partnership Interests
There is no established public trading market for the Units and it is not anticipated that any public market will develop for the purchase and sale of any Units.
As of March 31, 2007, the Partnership had 2,092 registered holders of an aggregate of 26,501 Units.
The Partnership made no distributions to its limited partners from Operating Partnership cash flow from its inception on May 13, 1987 through March 31, 2007. Because the Partnership invested in Operating Partnerships owning apartment complexes, which receive government assistance, the cash distributions which may be made by the Operating Partnerships are often restricted. The Partnership does not anticipate that it will provide significant cash distributions to its Limited Partners in circumstances other than refinancing or sale of apartment complexes by the Operating Partnerships.

Item 6. Selected Financial Data
The information set forth below presents selected financial data of the Partnership for each of the years in the five year period ended March 31, 2007. Additional detailed financial information is set forth in the audited financial statements listed in Item 15 hereof.

	March 31,	March 31,	March 31,	March 31,	March 31,
Operations	2007	2006	2005	2004	2003

Interest Income	$5,299	$988	$2,353	$5,200	$1,322
Other Income	21,784	1,958	14,846	27,151	5,793
Share of Income (Losses) from Operating Partnerships	201,308	90,566	(287,257)	(31,312)	(49,915)
Operating Expenses	(139,700)	(199,745)	(292,014)	(453,820)	(479,938)

Net Income (Loss)	$88,691	$(106,233)	$(562,072)	$(452,781)	$(522,738)

Net Income (Loss) per Unit of Limited Partnership Interest	$3.31	$(3.97)	$(21.00)	$(16.91)	$(19.53)

Balance	March 31,	March 31,	March 31,	March 31,	March 31,
Sheet	2007	2006	2005	2004	2003

Total Assets	$468,159	$197,409	$448,388	$1,558,235	$1,558,091

Total Liabilities	$6,998,512	$6,816,453	$6,854,825	$6,720,590	$6,267,665

Partners’ Equity (Deficit)	$(6,530,353)	$(6,619,044)	$(6,406,437)	$(5,162,355)	$(4,709,574)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity
The Partnership’s primary source of funds is the proceeds of the Public Offering. Other sources of liquidity have included (i) interest earned on capital contributions held pending investment or held for working capital reserves and (ii) cash distributions, if any, from operations of the Operating Partnerships in which the Partnership has invested. Both of these sources of liquidity are available to meet the obligations of the Partnership. The Partnership is currently accruing the annual asset management fees. Asset management fees accrued during the year ended March 31, 2007 were $203,700 due to BCAMLP. During the fiscal year ended March 31, 2007 the Partnership paid $0 in asset management fees. Total asset management fees accrued as of March 31, 2007 were $6,680,208. Pursuant to the Partnership agreement, these liabilities will be deferred until the Partnership receives sale or refinancing proceeds from Operating Partnerships, and at that time proceeds from such sales or refinancing would be used to satisfy there liabilities.
Affiliates of the general partner have advanced $261,667 to the Partnership to pay various third party operating expenses as of March 31, 2007. In addition, the Partnership has accrued $49,137 for expenses other than the annual asset management fees that have been incurred by but not yet reimbursed to affiliates. These and any additional advances and accruals will be repaid, without interest, from available cash flow, reporting fees or the proceeds of sales or refinancing of the Partnership’s interests in Operating Partnerships. Cash flow and reporting fees will be added to the Partnership’s working capital and will be available to meet future third party obligations of the Partnership. The Partnership is currently pursuing, and will continue to aggressively pursue, available cash flow and reporting fees. No significant distributions of cash flow from the Operating Partnerships are anticipated on a long term or short term basis due to the restrictions on rents which apply to low-income apartment complexes.
Capital Resources
The Partnership received $26,501,000 in subscriptions for Units (at $1,000 per Unit) during the period February 2, 1988 to September 21, 1988 pursuant to the Public Offering, resulting in net proceeds available for investment in Operating Partnerships (after payment of acquisition fees and expenses and funding of a reserve) of approximately $18,550,700.
As of March 31, 2007, the Partnership had committed to investments requiring cash payments of $18,613,793, all of which has been paid. At March 31, 2007, the Partnership held working capital of $468,159. Since the Partnership has completed funding of all investments, it anticipates that there should be no significant need for capital resources in the future.

Results of Operations
The Partnership was formed with the investment objectives set forth above under Item 1. The Partnership incurs an annual asset management fee to Boston Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships. The annual asset management fee incurred for the fiscal years ended March 31, 2007, 2006, and 2005 was $79,006, $158,024, and $203,540, respectively. The amounts incurred are net of reporting fees received of $83,453, $45,677, and $122,123, respectively. Because the Partnership is not expected to receive any significant cash flow from the Operating Partnerships in subsequent years, the annual asset management fee is currently being deferred and is expected to be paid from the proceeds of sales or refinancing of the Partnership’s interests in Operating Partnerships. The amount is expected to continue to decrease in future years as additional interests in Operating Partnerships are sold and the portion of the fee attributed to those Operating Partnerships is no longer incurred.
The Partnership expects that all of its cash receipts will be used to pay third party operating expenses. The Partnership reported interest income of $5,299, $988, and $2,353, respectively, in the fiscal years ended March 31, 2007, 2006, and 2005. During the fiscal years ended March 31, 2007, 2006, and 2005, the Partnership received $21,784, $1,958, and $12,596, respectively, in distributions of cash flow and $83,453, $45,677, and $122,123, respectively, of reporting fees from the Operating Partnerships. The total cash flow received in the fiscal years ended March 31, 2007 and 2006 was recorded as miscellaneous income instead of as a decrease in Investments in Operating Limited Partnerships, due to the equity method of accounting. Reporting fee income in the prior fiscal year was higher primarily due to the collection of accrued reporting fees received from Operating Partnerships sold in the prior fiscal year. No other significant sources of income are anticipated.
As of March 31, 2007 and 2006, the Partnership held limited partnership interests in 15 and 26 Operating Partnerships, respectively. The decrease in the number of Operating Partnerships was due to the sale of eleven of the Operating Partnerships in the year ended March 31, 2007. The apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., occupancy tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as “Qualified Occupancy”. Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner believes that there is adequate casualty insurance on the properties.
As of March 31, 2007 and 2006, the Qualified Occupancy for the Partnership was 100%. The Partnership had a total of 15 properties at March 31, 2007, all of which were at 100% qualified occupancy.
For the period ended December 31, 2006 and 2005, the Operating Partnerships reflected a net loss of $(887,143) and $(863,919), respectively, which includes depreciation and amortization of $1,194,186 and $1,260,496, respectively.
For the tax years ended December 31, 2006 and 2005 the Partnership generated $990,949 and $1,341,892, respectively, in passive income tax losses that were passed through to the investors. As of December 31, 2003 all tax credits

Guaranteed by the Operating Partnerships had been realized and no further credits are anticipated.
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
Riverplace Apartments is a 100 unit community located in Holyoke, MA. The investment general partner received $25,000 from the operating general partner as payment for its interest in the Operating Partnership. The terms of the sale also provided that the operating general partner assumes the property’s outstanding mortgage. The Amended Partnership Agreement transferring all of the investment partner interest in Riverplace Apartments was executed and delivered to the operating general partner on August 31, 2004. The proceeds of $25,000 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $20,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, including salary reimbursements and third party legal costs; and $5,000 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. The investment balance of Riverplace Apartments was not equal to the sale proceeds received; so the Partnership recorded a loss on the sale of the asset of $551,290 as of December 31, 2004.
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
In December 2004, the investment partnership sold its interest in Bloomfield Associates Limited Partnership to the operating general partner for his assumption of the outstanding mortgage balance of $359,727 and proceeds to the investment partnership of $10,851. Of the total investment partnership proceeds received, $5,000 represented payment of outstanding reporting fees due to an affiliate of the investment partnership. The remaining proceeds of $5,792 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $908 represented the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, including salary reimbursements and third party legal costs; and $4,884 represented partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $5,684 as of December 31, 2004. In the prior year $108 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.
In December 2004, the investment partnership sold its interest in Garden City Family Housing to the operating general partner for his assumption of the outstanding mortgage balance of $374,253 and proceeds to the investment partnership of $11,228. Of the total investment partnership proceeds received, $5,000 represented payment of outstanding reporting fees due to an affiliate of the investment partnership. The remaining proceeds of $6,228 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $112 represented a fee for overseeing and managing the disposition of the property; $5,316 represented partial reimbursement for outstanding advances and asset management fees; and $800 represented the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, including salary reimbursements and third party legal costs. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $6,116 as of December 31, 2004. In the prior year $112 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.
In December 2004, the investment partnership sold its interest in Marionville III Family Housing to the operating general partner for his assumption of the outstanding mortgage balance of $189,239 and proceeds to the investment partnership of $5,677. Of the total investment partnership proceeds received, $4,820 represented payment of outstanding reporting fees due to an affiliate of the investment partnership. The remaining proceeds of $857 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $57 for overseeing and managing the disposition of the property; and $800 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, including salary reimbursements and third party legal costs. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $800 as of December 31, 2004. In the prior year $57 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.
In December 2004, the investment partnership sold its interest in Nebraska City Senior, A Limited Partnership to the operating general partner for his assumption of the outstanding mortgage balance of $408,854 and proceeds to the investment partnership of $12,266. Of the total investment partnership proceeds received, $5,000 represented payment of outstanding reporting fees due to an affiliate of the investment partnership. The remaining proceeds of $7,266 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $923 represented the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, including salary reimbursements and third party legal costs; and $6,343 represented partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $7,143 as of December 31, 2004. In the prior year $123 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.
In December 2004, the investment partnership sold its interest in Fredericktown Associates II, A Limited Partnership to the operating general partner for his assumption of the outstanding mortgage balance of $361,691 and proceeds to the investment partnership of $10,851. Of the total investment partnership proceeds received, $5,000 represented payment of outstanding reporting fees due to an affiliate of the investment partnership. The remaining proceeds of $5,851 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $909 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, including salary reimbursements and third party legal costs; and $4,942 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $5,742 as of December 31, 2004. In the prior year $109 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.
In March 2005, the investment partnership sold its interest in Brewton, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $930,939 and proceeds to the investment partnership of $37,238. Of the total investment partnership proceeds, which were received in April 2005, $11,200 represented payment of outstanding reporting fees due to an affiliate of the investment partnership. Of the remaining proceeds, the net distribution to investors in the amount of $8,124 was paid during the third quarter of 2005. This represents a per Unit distribution of $0.31. The total return to the investors was distributed based on the number of Units held by each investor. The remaining proceeds of $17,914 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $8,921 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, including salary reimbursements and third party legal and mailing costs; and $8,993 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $17,117 as of March 31, 2005. In the prior year $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.
In March 2005, the investment partnership sold its interest in Pine Ridge, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,446,550 and proceeds to the investment partnership of $57,862. Of the total investment partnership proceeds, which were received in April 2005, $17,640 represented payment of outstanding reporting fees due to an affiliate of the investment partnership. Of the remaining proceeds, the net distribution to investors in the amount of $17,564 was paid during the third quarter of 2005. This represents a per Unit distribution of $0.66. The total return to the investors was distributed based on the number of Units held by each investor. The remaining proceeds of $22,658 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $8,921 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, including salary reimbursements and third party legal and mailing costs; and $13,737 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $17,564 as of March 31, 2005. In the prior year $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.
In March 2005, the investment partnership sold its interest in Pine Terrace III, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,168,688 and proceeds to the investment partnership of $46,748. Of the total investment partnership proceeds, which were received in April 2005, $6,545 represented payment of outstanding reporting fees due to an affiliate of the investment partnership. Of the remaining proceeds, the net distribution to investors in the amount of $12,477 was paid during the third quarter of 2005. This represents a per Unit distribution of $0.47. The total return to the investors was distributed based on the number of Units held by each investor. The remaining proceeds of $27,726 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $8,921 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, including salary reimbursements and third party legal and mailing costs; and $18,805 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $31,282 as of March 31, 2005. In the prior year $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.
In March 2005, the investment partnership sold its interest in Springfield Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,405,218 and proceeds to the investment partnership of $56,209. Of the total investment partnership proceeds, which were received in April 2005, $13,200 represented payment of outstanding reporting fees due to an affiliate of the investment partnership. Of the remaining proceeds, the net distribution to investors in the amount of $16,808 was paid during the third quarter of 2005. This represents a per Unit distribution of $0.63. The total return to the investors was distributed based on the number of Units held by each investor. The remaining proceeds of $26,201 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $8,921 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, including salary reimbursements and third party legal and mailing costs; and $17,280 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $34,088 as of March 31, 2005. In the prior year $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.
In March 2005, the investment partnership sold its interest in Village Chase of Zephyrhills, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,459,961 and proceeds to the investment partnership of $58,398. Of the total investment partnership proceeds, which were received in April 2005, $9,620 represented payment of outstanding reporting fees due to an affiliate of the investment partnership. Of the remaining proceeds, the net distribution to investors in the amount of $17,809 was paid during the third quarter of 2005. This represents a per Unit distribution of $0.67. The total return to the investors was distributed based on the number of Units held by each investor. The remaining proceeds of $30,969 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $8,922 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, including salary reimbursements and third party legal and mailing costs; and $22,047 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $39,856 as of March 31, 2005. In the prior year $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.
In March 2005, the investment partnership sold its interest in Village Walk of Zephyrhills, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,366,461 and proceeds to the investment partnership of $54,658. Of the total investment partnership proceeds, which were received in April 2005, $7,020 represented payment of outstanding reporting fees due to an affiliate of the investment partnership. Of the remaining proceeds, the net distribution to investors in the amount of $16,097 was paid during the third quarter of 2005. This represents a per Unit distribution of $0.61. The total return to the investors was distributed based on the number of Units held by each investor. The remaining proceeds of $31,451 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $8,922 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, including salary reimbursements and third party legal and mailing costs; and $22,619 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $38,716 as of March 31, 2005. In the prior year $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.
In March 2005, the investment partnership sold its interest in Wildwood Villas, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,442,689 and proceeds to the investment partnership of $57,708. Of the total investment partnership proceeds, which were received in April 2005, $13,860 represented payment of outstanding reporting fees due to an affiliate of the investment partnership. Of the remaining proceeds, the net distribution to investors in the amount of $17,495 was paid during the third quarter of 2005. This represents a per Unit distribution of $0.66. The total return to the investors was distributed based on the number of Units held by each investor. The remaining proceeds of $26,355 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $8,972 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, including salary reimbursements and third party legal and mailing costs; and $17,433 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $34,926 as of March 31, 2005. In the prior year $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.

In 2003, the Partnership and Boston Capital Tax Credit Fund I — Series 3 (the “Investment Limited Partnerships”) negotiated the sale of their investment limited partner interest in Paige Hall, a Minnesota Limited Partnership, to the operating general partner for the assumption of the outstanding mortgage balance of approximately $2,591,339 and proceeds to the Investment Limited Partnerships of $150,000. The sale closed on December 19, 2005. Of the total proceeds, $20,000 is for the payment of outstanding reporting fees, and $130,000 is proceeds for the sale of the Investment Limited Partnerships’ interest. In the 10-Q filed for the quarter ended December 31, 2005, it was estimated that of the total proceeds, $27,753 and $22,247, for the Partnership and Series 3, respectively, would be distributed to the investors. This represented a per Unit distribution of $9.987 for the Partnership and a per Unit distribution of $.008 for Series 3. The total return to the investors would have been distributed based on the number of Units held by each investor. The remaining proceeds of $80,000 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $10,000 represents the reimbursement of expenses incurred in connection with the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $70,000 represents payment of outstanding asset management fees due to BCAMLP. It has now been decided that the reimbursement related to the disposition of $27,753 and $22,247, for the Partnership and Series 3, respectively, will not be paid, and that these amounts originally anticipated to be returned to investors will be added back to the investment limited partners’ respective working capital reserves due to the fact that the Prospectus of the Partnership requires that the proceeds be utilized in this manner. The monies returned to working capital reserves will be available to pay obligations of the Investment Limited Partnerships. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnerships’ investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnerships’ investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the investment limited partner interest of $66,607 and $53,393 for the Partnership and Series 3, respectively, was realized in the quarter ended December 31, 2005.
Lovington Housing Associates L.P. (Southview Place Apartments) is a 48 unit property located in Lovington, New Mexico which completed its final year of compliance in 2004. In November 2006, an affiliate of the operating general partner of Lovington Housing Associates presented an offer to purchase Southview Place Apartments. A purchase and sale agreement is expected to be executed in the second quarter of 2007 and the transaction is anticipated to close in the third quarter of 2007. The sales price for Southview Place Apartments is $1,150,000, which includes the outstanding mortgage balance of approximately $1,009,047, net proceeds to the investment partnership of $79,858, and net proceeds to the operating general partner of $61,095. Of the total net investment partnership proceeds anticipated to be received, $38,000 represents reporting fees due to an affiliate of the investment partnership and $7,500 is anticipated to be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $34,358 will be returned to cash reserves held by the Partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution.

In August 2006, the Partnership transferred its interest in Harbor Hill Associates, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,182,147 and cash proceeds to the investment limited partner of $7,886. Of the total proceeds, $1,199 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $6,687 were returned to cash reserves held by the Partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership’s investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the investment limited partner interest of $6,687 was realized in the quarter ended September 30, 2006.
In August 2006, the Partnership transferred its interest in Bowdoinham Associates, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,236,422 and cash proceeds to the investment limited partner of $7,885. Of the remaining proceeds $1,198 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $6,687 were returned to cash reserves held by the Partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership’s investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the investment limited partner interest of $6,687 was realized in the quarter ended September 30, 2006.
In August 2006, the Partnership transferred its interest in Deer Crossing Associates, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,145,547 and cash proceeds to the investment limited partner of $12,869. Of the proceeds received $5,250 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds $1,158 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $6,461 were returned to cash reserves held by the Partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership’s investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the investment limited partner interest of $6,461 was realized in the quarter ended September 30, 2006.

In August 2006, the Partnership transferred its interest in Maple Tree Associates, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,199,207 and cash proceeds to the investment limited partner of $14,215. Of the proceeds received $6,466 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds $1,177 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $6,572 were returned to cash reserves held by the Partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership’s investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the investment limited partner interest of $6,572 was realized in the quarter ended September 30, 2006.
In August 2006, the Partnership transferred its interest in Perramond Associates, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,145,673 and cash proceeds to the investment limited partner of $9,423. Of the proceeds received $1,864 represents reporting fees due to an affiliate of the investment partnership and the balance represent proceeds from the sale. Of the remaining proceeds $1,148 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $6,411 were returned to cash reserves held by the Partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership’s investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the investment limited partner interest of $6,411 was realized in the quarter ended September 30, 2006.
In August 2006, the Partnership transferred its interest in Sara Pepper Associates, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $611,131 and cash proceeds to the investment limited partner of $3,905. Of the remaining proceeds $594 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $3,311 were returned to cash reserves held by the Partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership’s investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the investment limited partner interest of $3,311 was realized in the quarter ended September 30, 2006.
In August 2006, the Partnership transferred its interest in Silver Pines Associates, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,336,624 and cash proceeds to the investment limited partner of $8,827. Of the remaining proceeds $1,340 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $7,487 were returned to cash reserves held by the Partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership’s investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the investment limited partner interest of $7,487 was realized in the quarter ended September 30, 2006.
In August 2006, the Partnership transferred its interest in Wilder Associates, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,176,206 and cash proceeds to the investment limited partner of $16,024. Of the proceeds received $8,204 represents reporting fees due to an affiliate of the investment partnership and the balance represent proceeds from the sale. Of the remaining proceeds $1,186 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $6,634 were returned to cash reserves held by the Partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership’s investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the investment limited partner interest of $6,634 was realized in the quarter ended September 30, 2006.
In August 2006, the operating general partner of Platteville Apartments, A Limited Partnership entered into an agreement to sell the property and the transaction was anticipated to close in the first quarter 2007. However, the agreement expired on March 31, 2007 as the buyer was unable to consummate the sale.
In August 2006, the operating general partner of Kersey Apartments, A Limited Partnership entered into an agreement to sell the property and the transaction was anticipated to close in the first quarter 2007. However, the agreement expired on March 31, 2007 as the buyer was unable to consummate the sale.
In December 2006, the investment partnership transferred its interest in Michelle Manor Apartments, A California Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance and cash proceeds to the investment limited partner of $32,955. Of the proceeds received, $2,500 was paid to BCAMLP for expenses related to the sale, which included third party legal costs. The remaining proceeds from the sale of $30,455 were returned to cash reserves held by the Partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership’s investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the investment limited partner interest of $30,455 was realized in the quarter ended December 31, 2006. The transfer of the Operating Partnership has been recognized as of December 31, 2006, the proceeds were received in the first quarter of 2007.
In December 2006, the investment partnership transferred its interest in Lake Havasu Investment Group, A California Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance and cash proceeds to the investment limited partner of $55,418. Of the proceeds received, $30,600 represents reporting fees due to an affiliate of the investment partnership and the balance represent proceeds from the sale. Of the remaining proceeds, $2,500 was paid to BCAMLP for expenses related to the sale, which included third party legal costs. The remaining proceeds from the sale of $22,318 were returned to cash reserves held by the Partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership’s investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the investment limited partner interest of $22,318 was realized in the quarter ended December 31, 2006. The transfer of the Operating Partnership has been recognized as of December 31, 2006, the proceeds were received in the first quarter of 2007.
In December 2006, the investment partnership transferred its interest in Anthony Garden Apartments, A California Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance and cash proceeds to the investment limited partner of $133,185. Of the total investment limited partner proceeds received, $32,400 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds received, $2,500 was paid to BCAMLP for expenses related to the sale, which included third party legal costs. The remaining proceeds from the sale of $98,285 were returned to cash reserves held by the Partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership’s investment in the

Operating Partnership to zero. Accordingly, a gain on the sale of the investment limited partner interest of $98,285 was realized in the quarter ended December 31, 2006. The transfer of the Operating Partnership has been recognized as of December 31, 2006, the proceeds were received in the first quarter of 2007.

Contractual Obligations
As of March 31, 2007, the Partnership has the following contractual obligations (payments due by period):

Obligation	Total	<1 year		1—3 years	3—5 years	> 5 years

Asset Management Fees Payable to Affiliates	$6,721,448	$6,721,448	*	—	—

*	Although currently due, accrued asset management fees will be paid only to the extent that proceeds from the sale or refinance of an Operating Partnership become available.
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
The Partnership is required to assess potential impairments to its long-lived assets, which is primarily investments in limited partnerships. The Partnership accounts for its investment in limited partnerships in accordance with the equity method of accounting since the Partnership does not control the operations of the Operating Partnership.
If the book value of the Partnership’s investment in an Operating Partnership exceeds the estimated value derived by management, which generally consists of the remaining future Low-Income Housing Credits allocable to the Partnership and the estimated residual value to the Partnership, the Partnership reduces its investment in any such Operating Partnership and includes such reduction in equity in loss of investment of limited partnerships.

Principal Accounting Policies and Estimates — continued
As of March 31, 2004, the Partnership adopted FASB Interpretation No. 46 — Revised (“FIN 46R”), “Consolidation of Variable Interest Entities.” FIN 46R provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity (“VIE’’) in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity’s expected losses, the majority of the expected returns, or both.
Based on the guidance of FIN 46R, the Operating Partnerships in which the Partnership invests in meet the definition of a VIE. However, management does not consolidate the Partnership’s interests in these VIEs under FIN 46R, as it is not considered to be the primary beneficiary. The Partnership currently records the amount of its investment in these partnerships as an asset in the balance sheet, recognizes its share of partnership income or losses in the statement of operations, and discloses how it accounts for material types of these investments in the financial statements.
The Partnership’s balance in investment in Operating Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership’s exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partner and its guarantee against credit recapture.

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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9a. Controls & Procedures
(a)	Evaluation of Disclosure Controls and Procedures As of the end of the period covered by this report, the Partnership’s general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management, Inc., carried out an evaluation of the effectiveness of the Fund’s “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Partnership’s disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Fund required to be included in the Partnership’s periodic SEC filings.

(b)	Changes in Internal Controls There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
PART III

Item 10.	Directors, Executive Officers, and Corporate Governance (a), (b), (c), (d) and (e)
The Partnership has no directors or executives officers of its own. The following biographical information is presented for the partners of the General Partner and affiliates of those partners, including Boston Capital Partners, Inc. (“Boston Capital”), with principal responsibility for the Partnership’s affairs.
John P. Manning, age 58, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.
Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Richard J. DeAgazio, age 62, has been the Executive Vice President of Boston Capital Corporation, and President of Boston Capital Securities, Inc., Boston Capital’s NASD registered broker/dealer, since 1981. Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers (NASD). He recently served as a member of the National Adjudicatory Council of the NASD. He was the Vice Chairman of the NASD’s District 11 Committee, and served as Chairman of the NASD’s Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee, the Direct Participation Program Committee and as Chairman of the Nominating Committee. He is a past President of the Real Estate Securities and Syndication Institute and a founder and past President of the National Real Estate Investment Association, as well as past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter). Prior to joining Boston Capital Corporation in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He is on the Board of Directors of Cognistar Corporation. He is a leader in the community and serves on the Board of Trustees for Bunker Hill Community College, the Business Leaders Council of the Boston Symphony, Board of Trustees of Junior Achievement of Northern New England, the Board of Advisors for the Ron Burton Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.
Jeffrey H. Goldstein, age 45, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.
Kevin P. Costello, age 60, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 43, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves. He also oversees Boston Capital information and technology areas, including the strategic planning for Boston Capital Corporation and its affiliates. Prior to joining Boston Capital Corporation in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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
Item 11. Executive Compensation
(a), (b), (c), (d) and (e)
The Partnership has no officers or directors and no compensation committee. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, the Partnership has paid or accrued obligations to the general partner and their affiliates for the following fees during the 2006 fiscal year:
1. An annual asset management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership. The annual asset management fee accrued during the year ended March 31, 2007 was $162,459. The fee is payable without interest as sufficient funds become available.
2. The Partnership recorded as payable to affiliates of the general partner a total of $12,100 for amounts charged to operations during the year ended March 31, 2007. The charges include postage, printing, travel, and overhead allocations.

Item 12. Security Ownership of Certain Beneficial Owners and Management
(a)	Security ownership of certain beneficial owners.

As of March 31, 2007, 26,501 Units had been issued. The Partnership is known to have one investor, Everest Housing 199 South Los Robles Ave. Suite 200, Pasadena, CA 91101, with holdings in excess of 5% of the total outstanding Units in the Partnership. Their holdings total 9.58% of the total outstanding Units in the Partnership.

(b)	Security ownership of management.

The general partner named in Item 1 own the entire outstanding general partner interests in the Partnership. The general partner has a 1% interest in all profits, losses, credits and distributions of the Partnership. The Partnership’s response to Item 12(a) is incorporated herein by reference.

(c)	Changes in control.
There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership. There is a provision in the Partnership Agreement which allows, under certain circumstances, the ability to change control.
The Partnership has no compensation plans under which interests in the Partnership are authorized for issuance.
Item 13. Certain Relationships and Related Transactions
The Partnership has no officers or directors. However, under the terms of the Public Offering, various kinds of compensation and fees are payable to the general partner and their affiliates during the organization and operation of the Partnership. Additionally, the general partner will receive distributions from the Partnership if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement.
The amounts and kinds of compensation and fees are described on pages 9 to 11 of the Prospectus under the caption “Compensation of the general partner and Affiliate”, which is incorporated herein by reference. See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and their affiliates during the period from April 1, 1993 through March 31, 2007.

Item 14.	Principal Accounting Fees and Services Fees paid to the Fund’s independent auditors for fiscal year 2007 and fiscal year 2006 were comprised of the following

Fee Type	2007	2006
Audit Fees	13,325	12,690

Audit Related Fees	—	—

Tax Fees	7,660	7,310

All Other Fees	—	—

Total	20,985	20,000

Audit Committee
The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by C&M Management, Inc.
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a) 1. Financial Statements; Filed herein as Exhibits 13
American Affordable Housing II Limited Partnership — Filed herein as Exhibit 13
Balance Sheets, March 31, 2007 and 2006
Statements of Operations, Years ended March 31, 2007, 2006 and 2005
     Statements of Changes in Partners’ Capital, Years ended March 31, 2007, 2006, and 2005
     Statements of Cash Flows, Years ended March 31, 2007, 2006 and 2005
     Notes to Financial Statements, Years ended March 31, 2007, 2006 and 2005
(a) 2. Exhibit No. 13 — Financial Statements.
Schedule III — Real Estate and Accumulated Depreciation
Notes to Schedule III
Schedule III and Notes to Schedule III filed herein as part of Exhibit 13
Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes hereto.

(b)		1. Reports of Form 8-K

No reports on Form 8-K were filed during the period ending March 31, 2007 .

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

American Affordable Housing II Limited Partnership
	By:	Boston Capital Associates Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management Inc., General Partner

Date: July 16, 2007	By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, thisreport has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE	SIGNATURE	TITLE

July 16, 2007	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc;

DATE	SIGNATURE	TITLE

July 16, 2007	/s/ Marc N. Teal Marc N. Teal	Senior Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.