Form 10-Q
period 2007-06-30
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 2007-08-20
CIK 815024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007 or
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
FOR THE QUARTER ENDED JUNE 30, 2007

TABLE OF CONTENTS

FOR THE QUARTER ENDED June 30, 2007

Balance_Sheets *

Statements_of_Operations 4

Changes_in_Partners_DEFICIT 5

Statements_of_Cash_Flows 6

Notes_to_Financial_Statements 7

Note A Organization 7

Note B Accounting and Financial Reporting Policies 7

Note C Related Party Transactions 8

Note D Investments in Opertating Partnerships 8

Combined_Statements_of_Operations 9

NOTE_E_TAXABLE_LOSS 10

Liquidity 11

Capital_Resources 11

Results_of_Operations 12

Quantitative_and_Qualitative_Disclosure 18

Controls_and_Procedures 18

Part_II_Other_Information 19

Signatures 20

American Affordable Housing II Limited Partnership

BALANCE SHEETS

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS

Cash and cash equivalents	$ 179,562	$ 468,159

	$ 179,562	$ 468,159

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES

Accounts payable	$ -	$ 7,500
Accounts payable affiliates	6,721,564	6,991,012

	6,721,564	6,998,512

PARTNERS' DEFICIT

Limited Partners
Units of limited partnership interest, $1,000 stated value per unit; issued and outstanding, 26,501 units (Note A)	(6,254,561)	(6,243,028)
General Partner	(287,441)	(287,325)

	(6,542,002)	(6,530,353)

	$ 179,562	$ 468,159

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2007	2006

Income
Interest income	$ 3,424	$ 197
	3,424	197

Expenses
Professional fees	3,943	1,648
General and administrative expenses	2,028	1,894
Partnership management fees (Note C)	9,102	49,592
	15,073	53,134

NET LOSS	$ (11,649)	$ (52,937)

Net loss allocated to general partner	$ (116)	$ (529)

Net loss allocated limited partners	$ (11,533)	$ (52,408)

Net loss per unit of limited partnership interest	$ (0.4)	$ (2.0)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

Three Months Ended June 30,
(Unaudited)

	Limited Partners	General Partner	Total

Partners' capital (deficit) April 1, 2007	$ (6,243,028)	$(287,325)	$(6,530,353)

Net loss	(11,533)	(116)	(11,649)

Partners' capital (deficit) June 30, 2007	$(6,254,561)	$(287,441)	$(6,542,002)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2007	2006
Cash flows from operating activities:

Net Loss	$ (11,649)	$ (52,937)
Adjustments:
Changes in assets and liabilities:
Increase (Decrease) in accounts payable and accrued expenses	(7,500)	-
Increase (Decrease) in accounts payable affiliates	(269,448)	50,925

Net cash provided by (used in) operating activities	(288,597)	(2,012)

INCREASE (DECREASE) IN CASH	(288,597)	(2,012)

Cash and cash equivalents, beginning	468,159	197,409

Cash and cash equivalents, ending	$ 179,562	$ 195,397

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2007
(Unaudited)

NOTE A - ORGANIZATION

American Affordable Housing II Limited Partnership ("Partnership") was formed under the laws of The Commonwealth of Massachusetts on May 13, 1987, for the purpose of acquiring, holding, and disposing of limited partnership interests in operating partnerships which were to acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated low-income apartment complexes. Effective as of June 1, 2001 there was a restructuring, and as a result, the Partnership's general partner was reorganized as follows. The general partner of the Partnership continues to be Boston Capital Associates Limited Partnership, a Massachusetts limited partnership. The general partner of the Partnership's general partner is BCA Associates Limited Partnership, a Massachusetts limited partnership, whose sole general partner is C&M Management, Inc., a Massachusetts corporation and whose limited partners are Herbert F. Collins and John P. Manning. Mr. Manning is the principal of Boston Capital Partners, Inc.

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2007 and for the three months then ended have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements are read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report Statement on Form 10-K.

The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the fiscal year ending March 31, 2008.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2007

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

An annual partnership management fee based on 0.5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership. The annual partnership management fee accrued for the quarters ended June 30, 2007 and 2006 was $16,644 and $50,925, respectively. Total partnership management fees accrued as of June 30, 2007 are $6,410,759.

During the quarters ended June 30, 2007 and 2006, affiliates of the Partnership's general partner did not advance any money to the Partnership to pay operating expenses of the Partnership, or to make advances and/or loans to Operating Partnerships. Total advances for these costs at June 30, 2007 were $261,667. These and any additional advances will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

The Partnership also accrued various affiliate administrative expenses including travel, printing, salaries, postage, and overhead allocations. Total accruals at June 30, 2007 were $49,138.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2007 and 2006, the Partnership had limited partnership equity interests in 15 and 26 Operating Partnerships respectively, each of which owned an apartment complex.

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments upon each Operating Partnership achieving specified levels of construction and/or operations. At June 30, 2007 and 2006, all such capital contributions had been paid to the Operating Partnerships.

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2007.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2007
(Unaudited)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

The unaudited combined statements of operations of the Operating

Partnerships for the Three Months ended March 31, 2007 and 2006 are as follows:

	2007	2006

Revenues
Rental income	$ 699,511	$ 1,242,733
Interest and other	17,539	34,872

	717,050	1,277,605

Expenses
Interest expense	119,662	211,530
Depreciation and amortization	180,822	295,650
Operating expenses	474,409	929,246
	774,893	1,436,426

NET LOSS	$ (57,843)	$ (158,821)

Net loss allocation to American Affordable Housing II Limited Partnership*	$ (57,265)	$ (157,233)

Net loss allocated to other partners	$ (578)	$ (1,588)

*Amounts include $57,265 and $157,233 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2007

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

At June 30, 2007 and 2006, the Partnership has limited partnership equity interests in 15 and 26 operating limited partnerships, respectively, which own apartment complexes. No Operating Partnerships were sold during the quarters ended June 30, 2007 and 2006.

NOTE E - TAXABLE LOSS

The Partnership's taxable loss for the calendar year ended December 31, 2007 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

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

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarters ended June 30, 2007 and 2006 were $16,644 and $50,925 respectively, and total partnership management fees accrued as of June 30, 2007 were $6,410,759. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy these liabilities.

The Partnership has recorded $6,721,564 as payable to affiliates. This represents advances to pay third party operating expenses of the Partnership, advances and/or loans to Operating Partnerships, accrued partnership management fees, and accrued overhead allocations. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or the proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.

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

As of June 30, 2007, the Partnership had committed to investments requiring cash payments of $18,613,793, all of which has been paid. At June 30, 2007, the Partnership held $179,562, which is comprised of working capital. Since the Partnership has completed funding of all investments, it anticipates that there should be no significant need for capital resources in the future.

Results of Operations

As of June 30, 2007 and 2006 the Partnership held, respectively limited partnership interests in 15 and 26 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Partnership believes that there is adequate casualty insurance on the properties.

As of June 30, 2007 and 2006 the Qualified Occupancy of the Operating Partnerships was 100%. The Partnership had a total of 15 properties at June 30, 2007, all of which were at 100% Qualified Occupancy.

During the quarters ended June 30, 2007 and 2006, the Partnership received $7,542 and $1,333, respectively, of reporting fees from the Operating Partnerships.

The Partnership incurred an annual partnership management fee to Boston Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee incurred, net of reporting fees received, during the quarters ended June 30, 2007 and 2006 was $9,102 and $49,592, respectively.

In 2003, the Partnership and Boston Capital Tax Credit Fund I - Series 3 negotiated the sale of their investment limited partner interest in Paige Hall, a Minnesota Limited Partnership, to the operating general partner for the assumption of the outstanding mortgage balance of approximately $2,591,339 and proceeds to the investment limited partnerships of $150,000. The sale closed on December 19, 2005. Of the total proceeds, $20,000 is for the payment of outstanding reporting fees, and $130,000 is proceeds for the sale of the investment limited partnerships' interest. In the 10-Q filed for the quarter ended December 31, 2005, it was estimated that of the total proceeds, $27,753 and $22,247, for the Partnership and Series 3, respectively, would be distributed to the investors. This represented a per Unit distribution of $9.987 for the Partnership and a per Unit distribution of $.008 for Series 3. The total return to the investors would have been distributed based on the number of Units held by each investor. The remaining proceeds of $80,000 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $10,000 represents the reimbursement of expenses incurred in connection with the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $70,000 represents payment of outstanding partnership management fees due to BCAMLP. It has now been decided that the reimbursement related to the disposition of $27,753 and $22,247, for the Partnership and Series 3, respectively, will not be paid, and that these amounts originally anticipated to be returned to investors will be added back to the investment limited partners' respective working capital reserves due to the fact that the Prospectus of the Partnership requires that the proceeds be utilized in this manner. The monies returned to working capital reserves will be available to pay obligations of the investment limited partnerships. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnerships' investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnerships' investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the investment limited partner interest of $66,607 and $53,393 for the Partnership and Series 3, respectively, was realized in the quarter ended December 31, 2005.

In May 2007, the operating general partner of Lovington Housing entered into an agreement to sell the property and the transaction is anticipated to close in the fourth quarter of 2007. The anticipated sales price is $1,150,000, which includes the outstanding mortgage balance of approximately $1,009,047 and cash proceeds to the investment limited partnership of $79,858. Of the total proceeds anticipated to be received, $38,000 represents reporting fees due to an affiliate of the investment limited partnership and the balance represents proceeds from the sale. Of the remaining proceeds, it is anticipated that $7,500 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $34,358 are anticipated to be returned to cash reserves held by the investment limited partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution.

In August 2006, the Partnership transferred its interest in Harbor Hill Associates, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,182,147 and cash proceeds to the investment limited partner of $7,886. Of the total proceeds, $1,199 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $6,687 were returned to cash reserves held by the Partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership's investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the investment limited partner interest of $6,687 was realized in the quarter ended September 30, 2006.

In August 2006, the Partnership transferred its interest in Bowdoinham Associates, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,236,422 and cash proceeds to the investment limited partner of $7,885. Of the remaining proceeds $1,198 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $6,687 were returned to cash reserves held by the Partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership's investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the investment limited partner interest of $6,687 was realized in the quarter ended September 30, 2006.

In August 2006, the Partnership transferred its interest in Deer Crossing Associates, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,145,547 and cash proceeds to the investment limited partner of $12,869. Of the proceeds received $5,250 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds $1,158 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $6,461 were returned to cash reserves held by the Partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership's investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the investment limited partner interest of $6,461 was realized in the quarter ended September 30, 2006.

In August 2006, the Partnership transferred its interest in Maple Tree Associates, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,199,207 and cash proceeds to the investment limited partner of $14,215. Of the proceeds received $6,466 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds $1,177 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $6,572 were returned to cash reserves held by the Partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership's investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the investment limited partner interest of $6,572 was realized in the quarter ended September 30, 2006.

In August 2006, the Partnership transferred its interest in Perramond Associates, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,145,673 and cash proceeds to the investment limited partner of $9,423. Of the proceeds received $1,864 represents reporting fees due to an affiliate of the investment partnership and the balance represent proceeds from the sale. Of the remaining proceeds $1,148 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $6,411 were returned to cash reserves held by the Partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership's investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the investment limited partner interest of $6,411 was realized in the quarter ended September 30, 2006.

In August 2006, the Partnership transferred its interest in Sara Pepper Associates, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $611,131 and cash proceeds to the investment limited partner of $3,905. Of the remaining proceeds $594 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $3,311 were returned to cash reserves held by the Partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership's investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the investment limited partner interest of $3,311 was realized in the quarter ended September 30, 2006.

In August 2006, the Partnership transferred its interest in Silver Pines Associates, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,336,624 and cash proceeds to the investment limited partner of $8,827. Of the remaining proceeds $1,340 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $7,487 were returned to cash reserves held by the Partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership's investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the investment limited partner interest of $7,487 was realized in the quarter ended September 30, 2006.

In August 2006, the Partnership transferred its interest in Wilder Associates, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,176,206 and cash proceeds to the investment limited partner of $16,024. Of the proceeds received $8,204 represents reporting fees due to an affiliate of the investment partnership and the balance represent proceeds from the sale. Of the remaining proceeds $1,186 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $6,634 were returned to cash reserves held by the Partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnerships investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the investment limited partner interest of $6,634 was realized in the quarter ended September 30, 2006.

In August 2006, the operating general partner of Platteville Apartments, A Limited Partnership entered into an agreement to sell the property and the transaction was anticipated to close in the first quarter 2007. However, the agreement expired on March 31, 2007, as the buyer was unable to consummate the sale.

In August 2006, the operating general partner of Kersey Apartments, A Limited Partnership entered into an agreement to sell the property and the transaction was anticipated to close in the first quarter 2007. However, the agreement expired on March 31, 2007, as the buyer was unable to consummate the sale.

In December 2006, the investment partnership transferred its interest in Michelle Manor Apartments, A California Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance and cash proceeds to the investment limited partner of $32,955. Of the proceeds received, $2,500 was paid to BCAMLP for expenses related to the sale, which included third party legal costs. The remaining proceeds from the sale of $30,455 were returned to cash reserves held by the Partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership's investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the investment limited partner interest of $30,455 was realized in the quarter ended December 31, 2006. Although the transfer of the Operating Partnership has been recognized as of December 31, 2006, the proceeds were received in the first quarter of 2007.

In December 2006, the investment partnership transferred its interest in Lake Havasu Investment Group, A California Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance and cash proceeds to the investment limited partner of $55,418. Of the proceeds received, $30,600 represents reporting fees due to an affiliate of the investment partnership and the balance represent proceeds from the sale. Of the remaining proceeds, $2,500 was paid to BCAMLP for expenses related to the sale, which included third party legal costs. The remaining proceeds from the sale of $22,318 were returned to cash reserves held by the Partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership's investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the investment limited partner interest of $22,318 was realized in the quarter ended December 31, 2006. Although the transfer of the Operating Partnership has been recognized as of December 31, 2006, the proceeds were received in the first quarter of 2007.

In December 2006, the investment partnership transferred its interest in Anthony Garden Apartments, A California Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance and cash proceeds to the investment limited partner of $133,185. Of the total investment limited partner proceeds received, $32,400 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds received, $2,500 was paid to BCAMLP for expenses related to the sale, which included third party legal costs. The remaining proceeds from the sale of $98,285 were returned to cash reserves held by the Partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership's investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the investment limited partner interest of $98,285 was realized in the quarter ended December 31, 2006. Although the transfer of the Operating Partnership has been recognized as of December 31, 2006, the proceeds were received in the first quarter of 2007.

Off Balance Sheet Arrangements

None.

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

The Partnership is required to assess potential impairments to its long-lived assets, which are primarily investments in limited partnerships. The Partnership accounts for its investment in limited partnerships in accordance with the equity method of accounting since the Partnership does not control the operations of the Operating Partnerships.

If the book value of the Partnership's investment in an Operating Partnership exceeds the estimated value derived by management, which generally consists of the remaining future low-income housing credits allocable to the Partnership and the estimated residual value to the Partnership, the Partnership reduces its investment the such Operating Partnership and includes the reduction in equity in loss of investment of limited partnerships.

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

Based on the guidance of FIN 46R, the Operating Partnerships in which the Partnership invests meet the definition of a VIE. However, management does not consolidate the Partnership's interests in these VIEs under FIN 46R, as it is not considered to be the primary beneficiary. The Partnership currently records the amount of its investment in these partnerships as an asset in the balance sheet, recognizes its share of partnership income or losses in the statement of operations, and discloses how it accounts for material types of these investments in the financial statements.

The Partnership's balance in investment in Operating Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partners and their guarantee against credit recapture.
Item 3	Quantitative and Qualitative Disclosure About Market Risk

Not Applicable

Item 4	Controls & Procedures

	(a)	Controls and Procedures

As of the end of the period covered by this report, the Partnership's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management, Inc., carried out an evaluation of the effectiveness of the Partership's "disclosure controls and procedures" as defined in under the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Partnership's management, including the Partnership's Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

	(b)	Changes in Internal Controls

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

American Affordable Housing II
Limited Partnership

	By:	Boston Capital Associates Limited
Partnership, General Partner

		By:	BCA Associates Limited Partnership,
General Partner

		By:	C&M Management Inc.,
General Partner

Date: August 20, 2007		By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated:
DATE	SIGNATURE	TITLE

August 20, 2007	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive
Officer), C&M
Management Inc;

DATE	SIGNATURE	TITLE

August 20, 2007	/s/ Marc N. Teal	Senior Vice President, Chief Financial Officer
	Marc N. Teal	(Principal Accounting and Financial Officer)
C&M Management Inc.