Form 10-Q
period 2007-09-30
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 2007-11-14
CIK 815024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007 or
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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

TABLE OF CONTENTS

FOR THE QUARTER ENDED September 30, 2007

Balance_Sheets *

Statements_of_Operations 4

Changes_in_Partners'_DEFICIT 6

Statements_of_Cash_Flows 7

Notes_to_Financial_Statements 8

Note A Organization 8

Note B Accounting and Financial Reporting Policies 8

Note C Related Party Transactions 9

Note D Investments in Opertating Partnerships 9

Combined_Statements_of_Operations 10

NOTE_E_TAXABLE_LOSS 11

Liquidity 12

Capital_Resources 12

Results_of_Operations 13

Quantitative_and_Qualitative_Disclosure 19

Controls_and_Procedures 19

Part_II_Other_Information 20

Signatures 21

American Affordable Housing II Limited Partnership

BALANCE SHEETS

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS

Cash and cash equivalents	154,853	468,159

	$ 154,853	$ 468,159

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES

Accounts payable	$ -	$ 7,500
Accounts payable affiliates	6,754,328	6,991,012

	6,754,328	6,998,512

PARTNERS' DEFICIT

Limited Partners
Units of limited partnership interest, $1,000 stated value per unit; issued and outstanding, 26,501 units (Note A)	(6,311,459)	(6,243,028)
General Partner	(288,016)	(287,325)

	(6,599,475)	(6,530,353)

	$ 154,853	$ 468,159

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2007	2006

Income
Interest income	$ 1,630	$ 742
Other income	-	21,784
	1,630	22,526

Share of income from Operating Partnerships (Note D)	-	50,250

Expenses
Professional fees	24,463	16,187
General and administrative expenses	8,412	965
Asset management fees (Note C)	26,231	38,138
	59,106	55,290

NET INCOME (LOSS)	$ (57,476)	$ 17,486

Net income (loss) allocated to general partners	$ (575)	$ 175

Net income (loss) allocated limited partners	$ (56,901)	$ 17,311

Net income (loss) per unit of limited partnership interest	$ (2.15)	$ 0.7

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2007	2006

Income
Interest income	$ 5,055	$ 939
Other income	-	21,785
	5,055	22,724

Share of income from Operating Partnerships (Note D)	-	50,250

Expenses
Professional fees	28,405	17,836
General and administrative expenses	10,440	2,860
Asset management fees (Note C)	35,332	87,730
	74,177	108,426

NET INCOME (LOSS)	$ (69,122)	$ (35,452)

Net income (loss) allocated to general partners	$ (691)	$ (355)

Net income (loss) allocated limited partners	$ (68,431)	$ (35,097)

Net income (loss) per unit of limited partnership interest	$ (2.58)	$ (1.3)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

Six Months Ended September 30,
(Unaudited)

	Limited Partners	General Partner	Total

Partners' capital (deficit) April 1, 2007	$ (6,243,028)	$(287,325)	$(6,530,353)

Net loss	(68,431)	(691)	(69,122)

Partners' capital (deficit) September 30, 2007	$(6,311,459)	$(288,016)	$(6,599,475)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2007	2006
Cash flows from operating activities:

Net Income (Loss)	$ (69,122)	$ (35,452)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	(50,250)
Changes in assets and liabilities:
Decrease (Increase) in other assets	-	(20,000)
Increase (Decrease) in accounts payable and accrued expenses	(7,500)	111,463
Increase (Decrease) in accounts payable affiliates	(236,684)	-

Net cash provided by (used in) operating activities	(313,306)	5,761

Cash flows from investing activities:
Proceeds from the sale of Operating Partnerships	-	50,250

Net cash provided by (used in) investing activities	-	50,250

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(313,306)	56,011

Cash and cash equivalents, beginning	468,159	197,409

Cash and cash equivalents, ending	$ 154,853	$ 253,420

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2007
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2007 and for the six months then ended have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements are read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report Statement on Form 10-K.

The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the fiscal year ending March 31, 2008.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2007

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

An annual partnership management fee based on 0.5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership. The partnership management fee paid for the year ended September 30, 2007 and 2006 was $286,092 and $0, respectively. The annual partnership management fee accrued for the quarters ended September 30, 2007 and 2006 was $32,764 and $50,925, respectively. Total partnership management fees accrued as of September 30, 2007 are $6,443,523.

During the quarters ended September 30, 2007 and 2006, affiliates of the Partnership's general partner did not advance any money to the Partnership to pay operating expenses of the Partnership, or make advances and/or loans to Operating Partnerships. Total advances for these costs at September 30, 2007 were $261,667. These and any additional advances will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

The Partnership also accrued various affiliate administrative expenses including travel, printing, salaries, postage, and overhead allocations. Total accruals at September 30, 2007 were $49,138.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2007 and 2006, the Partnership had limited partnership equity interests in 15 and 18 Operating Partnerships respectively, each of which owned an apartment complex.

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments upon each Operating Partnership achieving specified levels of construction and/or operations. At September 30, 2007 and 2006, all such capital contributions had been paid to the Operating Partnerships.

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2007.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2007
(Unaudited)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

The unaudited combined statements of operations of the Operating

Partnerships for the Six Months ended June 30, 2007 and 2006 are as follows:

	2007	2006

Revenues
Rental income	$ 690,772	$ 2,609,041
Interest and other	18,830	77,579

	709,602	2,686,620

Expenses
Interest expense	115,212	444,391
Depreciation and amortization	179,042	636,762
Operating expenses	477,387	1,936,598
	771,641	3,017,751

NET LOSS	$ (62,039)	$ (331,131)

Net loss allocation to American Affordable Housing II Limited Partnership*	$ (61,419)	$ (327,820)

Net loss allocated to other partners	$ (620)	$ (3,311)

*Amounts include $61,419 and $327,820 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2007

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

At September 30, 2007 and 2006, the Partnership has limited partnership equity interests in 15 and 18 operating limited partnerships, respectively, which own apartment complexes. No Operating Partnerships were sold during the quarters ended September 30, 2007 and 2006.

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

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended September 30, 2007 were $32,764 and total partnership management fees accrued as of September 30, 2007 were $6,443,523. During the quarter and year ended September 30, 2007, $0 and $286,092, respectively, of accrued partnership management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy these liabilities.

As of September 30, 2007, an affiliate of the general partner of the Partnership advanced a total of $310,805 to the Partnership to pay various operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. There were no advances during the quarter and year ended September 30, 2007.

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. There were no payments to an affiliate of the general partner during the six months ended September 30, 2007.

Capital Resources

The Partnership received $26,501,000 in subscriptions for Units (at $1,000 per Unit) during the period February 2, 1988 to December 21, 1988 pursuant to the Public Offering, resulting in net proceeds available for investment in Operating Partnerships (after payment of acquisition fees and expenses and funding of a reserve) of $18,550,700.

As of September 30, 2007, the Partnership had committed to investments requiring cash payments of $18,613,793, all of which has been paid. At September 30, 2007, the Partnership held $154,853, which is comprised of working capital. Since the Partnership has completed funding of all investments, it anticipates that there should be no significant need for capital resources in the future.

Results of Operations

As of September 30, 2007 and 2006 the Partnership held, respectively limited partnership interests in 15 and 18 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Partnership believes that there is adequate casualty insurance on the properties.

As of September 30, 2007 and 2006 the Qualified Occupancy of the Operating Partnerships was 100%. The Partnership had a total of 15 properties at September 30, 2007, all of which were at 100% Qualified Occupancy.

The Partnership incurs an annual partnership management fee to Boston Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2007 are as follows:

3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee	6 Months Management Fee Net of Reporting Fee	6 Months Reporting Fee
$ 26,231	$ 6,533	$ 35,332	$ 14,076

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and Unit holders.

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

In June 2007, the investment general partner of Lovington Housing approved an agreement to sell the property and the transaction is anticipated to close in March 2008. The anticipated sales price is $1,208,004, which includes the outstanding mortgage balance of approximately $1,004,000 and cash proceeds to the investment limited partners of $105,248. Of the total proceeds anticipated to be received, $68,400 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, it is anticipated that $7,500 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $29,348 are anticipated to be returned to cash reserves held by the Partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

American Affordable Housing II
Limited Partnership

	By:	Boston Capital Associates Limited
Partnership, General Partner

		By:	BCA Associates Limited Partnership,
General Partner

		By:	C&M Management Inc.,
General Partner

Date: November 14, 2007		By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated:
DATE	SIGNATURE	TITLE

November 14, 2007	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive
Officer), C&M
Management Inc;

DATE	SIGNATURE	TITLE

November 14, 2007	/s/ Marc N. Teal	Senior Vice President, Chief Financial Officer
	Marc N. Teal	(Principal Accounting and Financial Officer)
C&M Management Inc.