Form 10-Q
period 2007-12-31
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 2008-02-14
CIK 815024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007 or
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2007

TABLE OF CONTENTS

FOR THE QUARTER ENDED December 31, 2007

Balance_Sheets *

Statements_of_Operations 4

Changes_in_Partners'_DEFICIT 6

Statements_of_Cash_Flows 7

Notes_to_Financial_Statements 8

Note A Organization 8

Note B Accounting and Financial Reporting Policies 8

Note C Related Party Transactions 9

Note D Investments in Operating Partnerships 9

Combined_Statements_of_Operations 10

NOTE_E_TAXABLE_LOSS 11

NOTE_F_SUBSEQUENT_EVENT 11

Liquidity 12

Capital_Resources 12

Results_of_Operations 13

Quantitative_and_Qualitative_Disclosure 19

Controls_and_Procedures 19

Part_II_Other_Information 20

Signatures 21

American Affordable Housing II Limited Partnership

BALANCE SHEETS

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS

Cash and cash equivalents	$ 152,461	$ 468,159

	$ 152,461	$ 468,159

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES

Accounts payable	$ -	$ 7,500
Accounts payable affiliates	6,780,480	6,991,012

	6,780,480	6,998,512

PARTNERS' DEFICIT

Limited Partners
Units of limited partnership interest, $1,000 stated value per unit; issued and outstanding, 26,501 units (Note A)	(6,339,717)	(6,243,028)
General Partner	(288,302)	(287,325)

	(6,628,019)	(6,530,353)

	$ 152,461	$ 468,159

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2007	2006

Income
Interest income	$ 1,556	$ 1,894
Other income	-	-
	1,556	1,894

Share of income from Operating Partnerships (Note D)	-	151,058

Expenses
Professional fees	4,778	6,268
General and administrative expenses	10,432	6,621
Asset management fees (Note C)	14,888	(15,741)
	30,098	(2,852)

NET INCOME (LOSS)	$ (28,542)	$ 155,804

Net income (loss) allocated to general partner	$ (285)	$ 1,558

Net income (loss) allocated limited partners	$ (28,257)	$ 154,246

Net income (loss) per unit of limited partnership interest	$ (1.07)	$ 5.80

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2007	2006

Income
Interest income	$ 6,611	$ 2,832
Other income	-	21,784
	6,611	24,616

Share of income from Operating Partnerships (Note D)	-	201,308

Expenses
Professional fees	33,184	24,104
General and administrative expenses	20,872	9,480
Asset management fees (Note C)	50,221	71,988
	104,277	105,572

NET INCOME (LOSS)	$ (97,666)	$ 120,352

Net income (loss) allocated to general partner	$ (977)	$ 1,204

Net income (loss) allocated limited partners	$ (96,689)	$ 119,148

Net income (loss) per unit of limited partnership interest	$ (3.65)	$ 4.50

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

Nine Months Ended December 31,
(Unaudited)

	Limited Partners	General Partner	Total

Partners' capital (deficit) April 1, 2007	$ (6,243,028)	$(287,325)	$(6,530,353)

Net loss	(96,689)	(977)	(97,666)

Partners' capital (deficit) December 31, 2007	$(6,339,717)	$(288,302)	$(6,628,019)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2007	2006
Cash flows from operating activities:

Net Income (Loss)	$ (97,666)	$ 120,352
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Share of (Income) Loss from Operating Partnerships	-	(201,308)
Changes in assets and liabilities:
Decrease (Increase) in other assets	-	(83,000)
Increase (Decrease) in accounts payable and accrued expenses	(7,500)	-
Increase (Decrease) in accounts payable affiliates	(210,532)	168,235

Net cash provided by (used in) operating activities	(315,698)	4,279

Cash flows from investing activities:
Proceeds from the sale of Operating Partnerships	-	50,250

Net cash provided by (used in) investing activities	-	50,250

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(315,698)	54,529

Cash and cash equivalents, beginning	468,159	197,409

Cash and cash equivalents, ending	$ 152,461	$ 251,938

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2007
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2007 and for the nine months then ended have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements are read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report Statement on Form 10-K.

The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the fiscal year ending March 31, 2008.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

An annual partnership management fee based on 0.5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership. The partnership management fee paid for the nine months ended December 31, 2007 and 2006 was $286,092 and $0, respectively. The annual partnership management fee accrued for the quarters ended December 31, 2007 and 2006 was $24,705 and $50,925, respectively. Total partnership management fees accrued as of December 31, 2007 are $6,468,228.

During the quarters ended December 31, 2007 and 2006, affiliates of the Partnership's general partner did not advance any money to the Partnership to pay operating expenses of the Partnership, or make advances and/or loans to Operating Partnerships. Total advances for these costs at December 31, 2007 were $261,667. These and any additional advances will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

The Partnership also accrued various affiliate administrative expenses including travel, printing, salaries, postage, and overhead allocations. Total accruals at December 31, 2007 were $50,585.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2007 and 2006, the Partnership had limited partnership equity interests in 15 Operating Partnerships each of which owned an apartment complex.

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments upon each Operating Partnership achieving specified levels of construction and/or operations. At December 31, 2007 and 2006, all such capital contributions had been paid to the Operating Partnerships.

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2007.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2007
(Unaudited)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

The unaudited combined statements of operations of the Operating

Partnerships for the nine months ended September 30, 2007 and 2006 are as follows:

	2007	2006

Revenues
Rental income	$ 718,408	$ 3,518,530
Interest and other	21,834	100,501

	740,242	3,619,031

Expenses
Interest expense	125,861	758,438
Depreciation and amortization	179,129	819,161
Operating expenses	585,550	2,569,020
	890,540	4,146,619

NET LOSS	$ (150,298)	$ (527,588)

Net loss allocation to American Affordable Housing II Limited Partnership*	$ (148,795)	$ (522,312)

Net loss allocated to other partners	$ (1,503)	$ (5,276)

*Amounts include $148,795 and $522,312 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

At December 31, 2007 and 2006, the Partnership has limited partnership equity interests in 15 Operating Partnerships, which own apartment complexes. During the quarters ended December 31, 2007 and 2006, 0 and 3, respectively, of the Operating Partnerships were sold. The dispositions resulted in cash proceeds to the Partnership of $50,250 as of December 2006. A gain was recorded on the disposal of the assets of $201,308 for the quarter ended December 31, 2006. Of this amount a receivable of $151,058 was recorded at December 31, 2006.

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

NOTE F - SUBSEQUENT EVENT

On January 10, 2008, our General Partner recommended that the Unit holders approve a plan of liquidation and dissolution for the Partnership, or the "Plan." Pursuant to the Plan, the General Partner would be able to, without further action by the Unit holders:
    liquidate the assets and wind up the business of the Partnership;
    make liquidating distributions in cancellation of the Units , if any;
    dissolve the Partnership after the sale of all of the Partnership's assets; and
    take, or cause the Partnership to take, such other acts and deeds and shall do, or cause the Partnership to do, such other things, as are necessary or appropriate in connection with the dissolution, winding up and liquidation of the Partnership, the termination of the responsibilities and liabilities of the Partnership under applicable law, and the termination of the existence of the Partnership.
For a more complete discussion of the Plan, see the Partnership's Definitive Proxy Statement on Schedule 14A, filed with the SEC on January 10, 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity have included (i) interest earned on working capital reserves, and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested. Both of these sources of liquidity are available to meet the obligations of the Partnership.

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended December 31, 2007 were $24,705 and total partnership management fees accrued as of December 31, 2007 were $6,468,228. During the quarter and year ended December 31, 2007, $0 and $286,092, respectively, of accrued partnership management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy these liabilities.

As of December 31, 2007, an affiliate of the general partner of the Partnership advanced a total of $312,252 to the Partnership to pay various operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. There was an advance of $1,447 during the quarter and nine months ended December 31, 2007.

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. There were no payments to an affiliate of the general partner during the nine months ended December 31, 2007.

Capital Resources

The Partnership received $26,501,000 in subscriptions for Units (at $1,000 per Unit) during the period February 2, 1988 to December 21, 1988 pursuant to the Public Offering, resulting in net proceeds available for investment in Operating Partnerships (after payment of acquisition fees and expenses and funding of a reserve) of $18,550,700.

As of December 31, 2007, the Partnership had committed to investments requiring cash payments of $18,613,793, all of which has been paid. At December 31, 2007, the Partnership held $152,461, which is comprised of working capital. Since the Partnership has completed funding of all investments, it anticipates that there should be no significant need for capital resources in the future.

Results of Operations

As of December 31, 2007 and 2006 the Partnership held limited partnership interests in 15 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Partnership believes that there is adequate casualty insurance on the properties.

As of December 31, 2007 and 2006 the Qualified Occupancy of the Operating Partnerships was 100%. The Partnership had a total of 15 properties at December 31, 2007, all of which were at 100% Qualified Occupancy.

The Partnership incurs an annual partnership management fee to Boston Capital Asset Management Limited Partnership, which we also refer to as BCAMLP, in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2007 are as follows:

3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee	9 Months Management Fee Net of Reporting Fee	9 Months Reporting Fee
$ 14,888	$ 9,817	$ 50,221	$ 23,892

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

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements," (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions, which for the Fund is April 1, 2008. In December 2007, the FASB delayed the implementation of SFAS 157 as it pertains to non-financial assets and liabilities until November 15, 2008, which for the Fund is April 1, 2009. The Fund is currently evaluating the potential impact of the adoption of SFAS 157 on its financial statements.
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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2007.

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

American Affordable Housing II
Limited Partnership

	By:	Boston Capital Associates Limited
Partnership, General Partner

		By:	BCA Associates Limited Partnership,
General Partner

		By:	C&M Management Inc.,
General Partner

Date: February 14, 2008		By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated:
DATE	SIGNATURE	TITLE

February 14, 2008	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive
Officer), C&M
Management Inc;

DATE	SIGNATURE	TITLE

February 14, 2008	/s/ Marc N. Teal	Senior Vice President, Chief Financial Officer
	Marc N. Teal	(Principal Accounting and Financial Officer)
C&M Management Inc.