Form 10-K
period 2008-03-31
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 2008-07-14
CIK 815024

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008 or

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 033-14852-01

AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

Massachusetts	04-2992309
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

One Boston Place, Suite 2100, Boston, Massachusetts	02108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (617) 624-8900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class - Name of each exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Act:

Title of class

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

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
March 31, 2008

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

The offering of Class A Limited Partner interests (the “Units”) in the Partnership (the “Public Offering”) began on February 2, 1988 and was concluded on September 21, 1988.  Investors purchasing 26,501 Units contributed $26,501,000 to the Partnership.  The Partnership held interests in 15 Operating Partnerships at March 31, 2008.  See Item 2.

Plan of Liquidation

On January 10, 2008, our General Partner recommended that the Unit holders approve a plan of liquidation and dissolution for the Partnership, or the “Plan.”  The Plan was approved by the Unit holders on April 1, 2008, and was adopted by the General Partner on April 1, 2008.   Pursuant to the Plan, the General Partner may, without further action by the Unit holders:

•                  liquidate the assets and wind up the business of the Partnership;

•                  make liquidating distributions in cancellation of the Unit;

•                  dissolve the Partnership after the sale of all of the Partnership’s assets; and

•                  take, or cause the Partnership to take, such other acts and deeds and shall do, or cause the Partnership to do, such other things, as are necessary or appropriate in connection with the dissolution, winding up and liquidation of the Partnership, the termination of the responsibilities and liabilities of the Partnership under applicable law, and the termination of the existence of the Partnership.

Since the approval of the Plan by the Unit holders, we have continued to seek to sell the assets of the Partnership and use the sales proceeds and/or other Partnership funds to pay all expenses in connection with such sales, pay or make provision for payment of all Partnership obligations and liabilities, including accrued fees and unpaid loans to the General Partner, and distribute the remaining assets as set forth in the Partnership Agreement. We expect to complete the sale of the apartment complexes approximately three to four years after the Unit holders’ approval of the Plan, which was April 1, 2008. However, because of numerous uncertainties, the liquidation may take longer or shorter than expected, and the final liquidating distribution may occur months after all of the apartment complexes have been sold.

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

Noncompliance with applicable tax regulations may result in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person’s last $25,000 of taxable income.  The Operating Partnerships may be sold at a price which would not result in our realizing cash distributions or proceeds from the transaction.  Accordingly, we may be unable to distribute any cash to our investors. Low Income Housing Tax Credits may be the only benefit from an investment in our Units.

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

Upon the sale or other taxable disposition of Units, investors will realize taxable income to the extent that their allocable share of the non-recourse mortgage indebtedness on the apartment complexes, together with the money they receive from the sale of the Units, is greater than the original cost of their Units.  This realized taxable income is reduced to the extent that investors have suspended passive losses or credits.  It is possible that the sale of Units may not generate enough cash to pay the tax obligations arising from the sale.

Investors may have tax liability in excess of cash.

Investors eventually may be allocated profits for tax purposes which exceed any cash distributed to them.  For this tax liability, the investor will have to pay federal income tax without a corresponding cash distribution.  Similarly, in the event of a sale or foreclosure of an apartment complex or a sale of Units, an investor may be allocated taxable income, resulting in tax liability, in excess of any cash distributed to him or her as a result of such event.

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

As of its fiscal year ending March 31, 2008, the Partnership held limited partnership interests in the Operating Partnerships described below.  In each instance the apartment complexes owned by the applicable Operating Partnerships are eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a designated percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as “Qualified Occupancy.”  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The general partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by some of the Operating Partnerships.

American Affordable Housing II Limited Partnership

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As of 12/31/07	Completion Date	Qualified Occupancy 3/31/08	Capital Contributed

Boardman Lake II Apartments	Travers City, MI	32	$947,273	5/89	100%	$202,700

Brookhollow Apartments	Brookshire, TX	48	1,315,816	8/88	100%	160,000

Center Way Apartments	Shelbyville, TN	20	590,118	7/88	100%	136,620

Casa Valencia	Belen, NM	39	1,445,861	12/88	100%	303,000

Charters Cove Apartments	St. Ignace, MI	24	741,932	5/88	100%	166,200

Harbour Oaks Apartments	East China, MI	32	868,054	11/88	100%	191,500

Kersey Apartments	Kersey, CO	32	1,174,303	10/88	100%	226,000

Middleburg Bluffs	Middleburg, FL	45	1,368,139	3/89	100%	375,283

Nicollete Island Homes	Minneapolis, MN	22	956,000	12/88	100%	713,000

Partridge Meadows	McMinnville, TN	48	1,352,048	10/88	100%	296,461

Pine Knoll Manor	Smithfield, NC	33	1,317,178	5/89	100%	309,450

Platteville Apartments	Platteville, CO	16	538,907	10/88	100%	120,000

American Affordable Housing II Limited Partnership

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As of 12/31/07	Completion Date	Qualified Occupancy 3/31/08	Capital Contributed

Southview Place Apts	Lovington, NM	48	$1,004,545	2/89	100%	$245,602

Suncrest Apartments	Newport, TN	32	933,137	5/88	100%	210,960

Willowbrook Place	Immokalee, FL	41	1,271,995	3/88	100%	328,711

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security-Holders

On January 9, 2008, the Partnership filed a Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, and mailed it to Unit holders to solicit consents for approval of the Partnership’s Plan of Liquidation and Dissolution. See Item 1 for a description of the Plan of Liquidation and Dissolution. In addition, the Partnership sought approval of the Unit holders to extend the solicitation, if there were not enough votes in favor of the liquidation.

The record date for voting was December 1, 2007, and the final voting deadline was April 1, 2008. In this solicitation, holders of different series of Units voted together as a single class. The General Partner received consent from a majority-in-interest of the Unit holders for the liquidation of the Partnership. The following is a tabulation of votes received by the voting deadline:

	Description of	For		Against		Abstain
	Proposal	Units	Percent	Units	Percent	Units	Percent
	Liquidation of the Partnership	13,840	52.22%	1,117	4.21%	182	0.69%

PART II

Item 5.	Market for the Partnership’s Limited Partnership Interests, Related Partnership Matters and Issuer Purchases of Partnership Interests

There is no established public trading market for the Units and it is not anticipated that any public market will develop for the purchase and sale of any Units.

As of March 31, 2008, the Partnership had 2,079 registered holders of an aggregate of 26,501 Units.

The Partnership made no distributions to its limited partners from Operating Partnership cash flow from its inception on May 13, 1987 through March 31, 2008.  Because the Partnership invested in Operating Partnerships owning apartment complexes, which receive government assistance, the cash distributions which may be made by the Operating Partnerships are often restricted.  The Partnership does not anticipate that it will provide significant cash distributions to its Limited Partners in circumstances other than refinancing or sale of apartment complexes by the Operating Partnerships.

Item 6.	Selected Financial Data

Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

The Partnership’s primary source of funds is the proceeds of the Public Offering.  Other sources of liquidity have included (i) interest earned on capital contributions held pending investment or held for working capital reserves and (ii) cash distributions, if any, from operations of the Operating Partnerships in which the Partnership has invested.  Both of these sources of liquidity are available to meet the obligations of the Partnership.  The Partnership is currently accruing the annual asset management fees.  Asset management fees accrued during the year ended March 31, 2008 were $98,818 due to BCAMLP.  During the fiscal year ended March 31, 2008 the Partnership paid $361,093 in asset management fees.  Total asset management fees accrued as of March 31, 2008 were $6,417,933. Pursuant to the Partnership agreement, these liabilities will be deferred until the Partnership receives sale or refinancing proceeds from Operating Partnerships, and at that time proceeds from such sales or refinancing would be used to satisfy there liabilities.

Affiliates of the general partner have advanced $312,252 to the Partnership to pay various third party operating expenses as of March 31, 2008.  In addition, the Partnership did not accrue expenses other than the annual asset management fees that have been incurred by but not yet reimbursed to affiliates. These and any additional advances and accruals will be repaid, without interest, from available cash flow, reporting fees or the proceeds of sales or refinancing of the Partnership’s interests in Operating Partnerships. Cash flow and reporting fees will be added to the Partnership’s working capital and will be available to meet future third party obligations of the Partnership.  The Partnership is currently pursuing, and will continue to aggressively pursue, available cash flow and reporting fees.  No significant distributions of cash flow from the Operating Partnerships are anticipated on a long term or short term basis due to the restrictions on rents which apply to low-income apartment complexes.

Capital Resources

The Partnership received $26,501,000 in subscriptions for Units (at $1,000 per Unit) during the period February 2, 1988 to September 21, 1988 pursuant to the Public Offering, resulting in net proceeds available for investment in Operating Partnerships (after payment of acquisition fees and expenses and funding of a reserve) of approximately $18,550,700.

As of March 31, 2008, the Partnership had committed to investments requiring cash payments of $18,613,793, all of which has been paid.  At March 31, 2008, the Partnership held working capital of $51,354.  Since the Partnership has completed funding of all investments, it anticipates that there should be no significant need for capital resources in the future.

Results of Operations

The Partnership was formed with the investment objectives set forth above under Item 1.  The Partnership incurs an annual asset management fee to Boston Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships.  The annual asset management fee incurred for the fiscal years ended March 31, 2008 and 2007 was $69,592 and $79,006, respectively. The amounts incurred are net of reporting fees received of $29,226 and $83,453, respectively.  Because the Partnership is not expected to receive any significant cash flow from the Operating Partnerships in subsequent years, the annual asset management fee is currently being deferred and is expected to be paid from the proceeds of sales or refinancing of the Partnership’s interests in Operating Partnerships.  The amount is expected to continue to decrease in future years as additional interests in Operating Partnerships are sold and the portion of the fee attributed to those Operating Partnerships is no longer incurred.

The Partnership expects that all of its cash receipts will be used to pay third party operating expenses.  The Partnership reported interest income of $7,546 and $5,299, respectively, in the fiscal years ended March 31, 2008 and 2007.  During the fiscal years ended March 31, 2008 and 2007, the Partnership received $0 and $21,784, respectively, in distributions of cash flow and $29,226 and $83,453, respectively, of reporting fees from the Operating Partnerships. The total cash flow received in the fiscal years ended March 31, 2008 and 2007 was recorded as miscellaneous income instead of as a decrease in Investments in Operating Limited Partnerships, due to the equity method of accounting.  Reporting fee income in the prior fiscal year was higher primarily due to the collection of accrued reporting fees received from Operating Partnerships sold in the prior fiscal year. No other significant sources of income are anticipated.

As of March 31, 2008 and 2007, the Partnership held limited partnership interests in 15 Operating Partnerships, respectively. There were no sales of the Operating Partnerships in the year ended March 31, 2008.  The apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit.  Occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., occupancy tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as “Qualified Occupancy”.  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The general partner believes that there is adequate casualty insurance on the properties.

As of March 31, 2008 and 2007, the Qualified Occupancy for the Partnership was 100%.  The Partnership had a total of 15 properties at March 31, 2008, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2007 and 2006 the Partnership generated $617,315 and $990,949, respectively, in passive income tax losses that were passed through to the investors.  As of December 31, 2003 all tax credits guaranteed by the Operating Partnerships had been realized and no further credits are anticipated.

In June 2007, the investment general partner of Lovington Housing approved an agreement to sell the property and the transaction is anticipated to close in July 2008.  The anticipated sales price is $1,208,004, which includes the outstanding mortgage balance of approximately $1,004,000 and cash proceeds to the investment limited partners of $105,248. Of the total proceeds anticipated to be received, $68,400 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, it is anticipated that $7,500 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $29,348 are anticipated to be returned to cash reserves held by the Partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution.

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

As of March 31, 2004, the Partnership adopted FASB Interpretation No. 46 - Revised (“FIN 46R”), “Consolidation of Variable Interest Entities.”  FIN 46R provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity (“VIE’’) in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity’s expected losses, the majority of the expected returns, or both.

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

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions, which for the Partnership is April 1, 2008.  In December 2007, the FASB delayed the implementation of SFAS 157 as it pertains to non-financial assets and liabilities for fiscal years beginning after November 15, 2008, which for the Partnership is April 1, 2009. The Partnership is currently evaluating the potential impact of the adoption of SFAS 157 on its financial statements.

In February 2007 the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Partnership does not expect to elect the fair value option.

On December 4, 2007, the FASB issued Statement No. 141R, “Business Combinations” (“SFAS 141 R”).  This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, and disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized.  The standard is effective for fiscal years ending after December 15, 2008.  The Partnership is currently evaluating the impact of the adoption of SFAS 141 R on its financial statements.  However, the Partnership does not expect SFAS 141R to have a material impact on the Partnership’s statement of operations or financial position.

On December 4, 2007, the FASB issued statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries.  Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position.  Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement.  In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity.  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. However, the Partnership does not expect SFAS 160 to have a material impact on the Partnership’s financial statements.

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

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk Not Applicable

Item 8.	Financial Statements and Supplementary Data(Article 8 of Reg. S-X)

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

(b)	Management’s Annual Report on Internal Control over Financial Reporting

Management of the Fund is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Fund’s internal control system over financial reporting is designed to provide reasonable assurance to the Fund’s management regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Due to inherent limitations, an internal control system over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

The Fund’s general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates V LLC, assessed the effectiveness of the Fund’s internal controls and procedures over financial reporting as of March 31, 2008. In making this assessment, the Fund’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of March 31, 2008, the Fund’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Fund’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Fund’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Fund to provide only management’s report in this annual report.

(c)	Changes in Internal Controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the year ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

John P. Manning, age 59, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Jeffrey H. Goldstein, age 46, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 61, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 44, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves.  He also oversees Boston Capital information and technology areas, including the strategic planning for Boston Capital Corporation and its affiliates. Prior to joining Boston Capital Corporation in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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

(a), (b), (c), (d) and (e)

The Partnership has no officers or directors and no compensation committee.  However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, the Partnership has paid or accrued obligations to the general partner and their affiliates for the following fees during the 2008 fiscal year:

1. An annual asset management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership.   The annual asset management fee accrued during the year ended March 31, 2008 was $98,818.  The fee is payable without interest as sufficient funds become available.

2. The Partnership recorded as payable to affiliates of the general partner a total of $1,448 for amounts charged to operations during the year ended March 31, 2008.  The charges include postage, printing, travel, and overhead allocations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

(a)	Security ownership of certain beneficial owners.

As of March 31, 2008, 26,501 Units had been issued.  The Partnership is known to have one investor, Summit Venture LP, PO Box 47638, Phoenix, AZ 85068, with holdings in excess of 5% of the total outstanding Units in the Partnership.  Their holdings total 9.54% of the total outstanding Units in the Partnership.

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

The amounts and kinds of compensation and fees are described on pages 9 to 11 of the Prospectus under the caption “Compensation of the general partner and Affiliate”, which is incorporated herein by reference.  See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and their affiliates during the period from April 1, 1993 through March 31, 2008.

Item 14.	Principal Accounting Fees and Services Fees paid to the Fund’s independent auditors for fiscal year 2008 and fiscal year 2007 were comprised of the following

Fee Type	2008	2007
Audit Fees	23,940	23,405

Audit Related Fees	—	—

Tax Fees	5,825	7,660

All Other Fees	—	—

Total	29,765	31,065

Audit Committee

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by C&M Management, Inc.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1. Financial Statements; Filed herein as Exhibit 13

American Affordable Housing II Limited Partnership-Filed herein as Exhibit 13

Balance Sheets, March 31, 2008 and 2007
Statements of Operations, Years ended March 31, 2008 and 2007
Statements of Changes in Partners’ Capital, Years ended March 31, 2008 and 2007
Statements of Cash Flows, Years ended March 31, 2008 and 2007
Notes to Financial Statements, Years ended March 31, 2008 and 2007

(b)	1. Reports of Form 8-K

No reports on Form 8-K were filed during the period ending March 31, 2008.

(c)	1	Exhibits

(listed according to the number assigned in the table in Item 601 of Regulation S-K)

(2)		Plan of acquisition, reorganization, arrangement, liquidation or succession

a.

Plan of Liquidation and Dissolution of American Affordable Housing Fund II Limited Partnership (incorporated by reference from Appendix A to the Partnership’s Consent Solicitation Statement on Schedule 14A, as filed with the Securities and Exchange Commission on January 9, 2008).

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

American Affordable Housing II
Limited Partnership

	By:	Boston Capital Associates Limited
Partnership, General Partner

		By:	BCA Associates Limited Partnership,
General Partner

		By:	C&M Management Inc.,
General Partner

Date: July 14, 2008		By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, thisreport has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE	SIGNATURE	TITLE

July 14, 2008	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive
Officer), C&M
Management Inc;

DATE	SIGNATURE	TITLE

July 14, 2008	/s/ Marc N. Teal	Senior Vice President,
	Marc N. Teal	Chief Financial Officer (Principal Accounting and Financial Officer)
C&M Management Inc.