Form 10-Q
period 2008-06-30
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 2008-08-14
CIK 815024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

or

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                   (617) 624-8900

(Registrant's telephone number, including area code)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes 	No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes 	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes 	No ☒

AMERICAN AFFORDABLE HOUSING II LIMITED PARTNESHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

TABLE OF CONTENTS

American Affordable Housing II Limited Partnership

BALANCE SHEETS

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS

Cash and cash equivalents	$ 45,630	$ 51,354

	$ 45,630	$ 51,354

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES

Accounts payable	$ -	$ 381
Accounts payable affiliates	6,754,890	6,730,185

	6,754,890	6,730,566

PARTNERS' DEFICIT

Limited Partners
Units of limited partnership interest, $1,000 stated value per unit; issued and outstanding, 26,501 units (Note A)	(6,420,146)	(6,390,398)
General Partner	(289,114)	(288,814)

	(6,709,260)	(6,679,212)

	$ 45,630	$ 51,354

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2008	2007

Income
Interest income	$ 197	$ 3,424
Other income	182	-
	379	3,424

Expenses
Professional fees	262	3,943
General and administrative expenses	7,320	2,028
Asset management fees (Note C)	22,845	9,102
	30,427	15,073

NET LOSS	$ (30,048)	$ (11,649)

Net loss allocated to general partner	$ (300)	$ (116)

Net loss allocated limited partners	$ (29,748)	$ (11,533)

Net loss per unit of limited partnership interest	$ (1.1)	$ (0.4)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

Three Months Ended June 30,
(Unaudited)

	Limited Partners	General Partner	Total

Partners' deficit April 1, 2008	$ (6,390,398)	$(288,814)	$(6,679,212)

Net loss	(29,748)	(300)	(30,048)

Partners' deficit June 30, 2008	$(6,420,146)	$(289,114)	$(6,709,260)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2008	2007
Cash flows from operating activities:

Net Loss	$ (30,048)	$ (11,649)
Adjustments to reconcile net income(loss) to net cash (used in) provided by operating activities:
Changes in assets and liabilities:
Increase (Decrease) in accounts payable and accrued expenses	(381)	(7,500)
Increase (Decrease) in accounts payable affiliates	24,705	(269,448)

Net cash provided by (used in) operating activities	(5,724)	(288,597)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,724)	(288,597)

Cash and cash equivalents, beginning	51,354	468,159

Cash and cash equivalents, ending	$ 45,630	$ 179,562

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2008
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2008 and for the three months then ended have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements are read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report Statement on Form 10-K.

The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the fiscal year ending March 31, 2009.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

An annual partnership management fee based on 0.5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership. The partnership management fee paid for the three months ended June 30, 2008 and 2007 was $0 and $286,092, respectively. The annual partnership management fee accrued for the quarters ended June 30, 2008 and 2007, was $24,705 and $16,644, respectively. Total partnership management fees accrued as of June 30, 2008 are $6,442,638.

During the quarters ended June 30, 2008 and 2007, affiliates of the Partnership's general partner did not advance any money to the Partnership to pay operating expenses of the Partnership, or make advances and/or loans to Operating Partnerships. Total advances for these costs at June 30, 2008 were $261,667. These and any additional advances will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

The Partnership also accrued various affiliate administrative expenses including travel, printing, salaries, postage, and overhead allocations. Total accruals at June 30, 2008 were $50,585.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2008 and 2007, the Partnership had limited partnership equity interests in 15 Operating Partnerships, each of which owned an apartment complex.

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments upon each Operating Partnership achieving specified levels of construction and/or operations. At June 30, 2008 and 2007, all such capital contributions had been paid to the Operating Partnerships.

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2008.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2008
(Unaudited)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

The unaudited combined statements of operations of the Operating

Partnerships for the three months ended March 31, 2008 and 2007 are as follows:

	2008	2007

Revenues
Rental income	$ 703,573	$ 699,511
Interest and other	38,727	17,539

	742,300	717,050

Expenses
Interest expense	110,067	119,662
Depreciation and amortization	176,144	180,822
Operating expenses	526,200	474,409
	812,411	774,893

NET LOSS	$ (70,111)	$ (57,843)

Net loss allocation to American Affordable Housing II Limited Partnership*	$ (69,410)	$ (57,265)

Net loss allocated to other partners	$ (701)	$ (578)

*Amounts include $69,410 and $57,265 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

At June 30, 2008 and 2007, the Partnership has limited partnership equity interests in 15 Operating Partnerships, which own apartment complexes. None of the Operating Partnerships were sold during the quarters ended June 30, 2008 and 2007.

NOTE E - TAXABLE LOSS

The Partnership's taxable loss for the calendar year ended June 30, 2008 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

NOTE F - PLAN OF LIQUIDATION

On January 10, 2008, our General Partner recommended that the Unit holders approve a plan of liquidation and dissolution for the Partnership, or the "Plan." The Plan was approved by the Unit holders on April 1, 2008, and was adopted by the General Partner on April 1, 2008. Pursuant to the Plan, the General Partner may, without further action by the Unit holders:

    liquidate the assets and wind up the business of the Partnership;
    make liquidating distributions in cancellation of the Unit;
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

Since the approval of the Plan by the Unit holders, we have continued to seek to sell the assets of the Partnership and use the sales proceeds and/or other Partnership funds to pay all expenses in connection with such sales, pay or make provision for payment of all Partnership obligations and liabilities, including accrued fees and unpaid loans to the General Partner, and distribute the remaining assets as set forth in the Partnership Agreement. We expect to complete the sale of the apartment complexes approximately three to four years after the Unit holders' approval of the Plan, which was April 1, 2008. However, because of numerous uncertainties, the liquidation may take longer or shorter than expected, and the final liquidating distribution may occur months after all of the apartment complexes have been sold.

NOTE G - SUBSEQUENT EVENT

As of the report date, the Partnership has entered into an agreement to sell the interest in two Operating Partnerships. The estimated sales price and other terms for the disposition of the Operating Partnerships have been determined. The estimated proceeds to be received for the Operating Partnerships is $125,248. The estimated gain on sale of the Operating Partnerships is $39,348 and is expected to be recognized in the third or fourth quarter of 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity have included (i) interest earned on working capital reserves, and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested. Both of these sources of liquidity are available to meet the obligations of the Partnership.

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended June 30, 2008 were $24,705 and total partnership management fees accrued as of June 30, 2008 were $6,442,638. During the quarter and year ended June 30, 2008, none of the accrued partnership management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy these liabilities.

As of June 30, 2008, an affiliate of the general partner of the Partnership advanced a total of $312,252 to the Partnership to pay various operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. There were no advances during the quarter ended June 30, 2008.

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. There were no payments to an affiliate of the general partner during the three months ended June 30, 2008.

Capital Resources

The Partnership received $26,501,000 in subscriptions for Units (at $1,000 per Unit) during the period February 2, 1988 to December 21, 1988 pursuant to the Public Offering, resulting in net proceeds available for investment in Operating Partnerships (after payment of acquisition fees and expenses and funding of a reserve) of $18,550,700.

As of June 30, 2008, the Partnership had committed to investments requiring cash payments of $18,613,793, all of which has been paid. At June 30, 2008, the Partnership held $45,630, which is comprised of working capital. Since the Partnership has completed funding of all investments, it anticipates that there should be no significant need for capital resources in the future.

Results of Operations

As of June 30, 2008 and 2007, the Partnership held limited partnership interests in 15 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Partnership believes that there is adequate casualty insurance on the properties.

As of June 30, 2008 and 2007, the Qualified Occupancy of the Operating Partnerships was 100%. The Partnership had a total of 15 properties at June 30, 2008, all of which were at 100% Qualified Occupancy.

The Partnership incurs an annual partnership management fee to Boston Capital Asset Management Limited Partnership, which we also refer to as BCAMLP, in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2008 are as follows:

3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee
$ 22,845	$1,860

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and Unit holders.

In June 2007, the investment general partner of Lovington Housing approved an agreement to sell the property and the transaction is anticipated to close in December 2008. The anticipated sales price is $1,208,004, which includes the outstanding mortgage balance of approximately $1,004,000 and cash proceeds to the investment limited partners of $105,248. Of the total proceeds anticipated to be received, $68,400 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, it is anticipated that $7,500 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $29,348 are anticipated to be returned to cash reserves held by the Partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution.

In July 2008, the investment general partner entered into an agreement to transfer its interest in Nicollet Island Historic Homes to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,683,669 and cash proceeds to the investment limited partner of $20,000. Of the total proceeds received, $10,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $10,000 will be returned to cash reserves held by the Partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment limited partnership entered into an investment limited partner interest pledge agreement with the Operating Partnership for receipt of a residual payment. Under the terms of the investment limited partner interest pledge agreement, if the property owned by the Operating Partnership is refinanced or sold, within 5 years from the initial transfer date, there would be a residual payment of $100 plus the capital transaction proceeds distributable to the investment limited partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

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

In February 2007 the FASB issued SFAS 159 "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Partnership does not expect to elect the fair value option.

On December 4, 2007, the FASB issued Statement No. 141R, "Business Combinations" ("SFAS 141R"). This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, and disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years ending after December 15, 2008. The Partnership is currently evaluating the impact of the adoption of SFAS 141R on its financial statements. However, the Partnership does not expect SFAS 141R to have a material impact on the Partnership's statement of operations or financial position.

On December 4, 2007, the FASB issued statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries. Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position. Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement. In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest's basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. However, the Partnership does not expect SFAS 160 to have a material impact on the Partnership's financial statements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Not Applicable

Item 4T.	Controls & Procedures

	(a)	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Partnership's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management Inc., carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined in under the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Partnership's Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Partnership's management, including the Partnership's Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

	(b)	Changes in Internal Controls

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2008.

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

American Affordable Housing II
Limited Partnership

	By:	Boston Capital Associates Limited
Partnership, General Partner

		By:	BCA Associates Limited Partnership,
General Partner

		By:	C&M Management Inc.,
General Partner

Date: August 14, 2008		By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated:
DATE	SIGNATURE	TITLE

August 14, 2008	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive
Officer), C&M
Management Inc;

DATE	SIGNATURE	TITLE

August 14, 2008	/s/ Marc N. Teal	Senior Vice President, Chief Financial Officer
	Marc N. Teal	(Principal Accounting and Financial Officer)
C&M Management Inc.