Form 10-Q
period 2008-12-31
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 2009-02-17
CIK 815024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2008

or

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2008

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3
Statements of Operations	4-5
Statements of Changes in Partners' Deficit	6
Statements of Cash Flows	7
Notes to Financial Statements	8-11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12-16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T. Controls and Procedures	17

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	18

Item 6. Exhibits	18

Signatures	19

American Affordable Housing II Limited Partnership

BALANCE SHEETS

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS

Cash and cash equivalents	$ 30,450	$ 51,354

	$ 30,450	$ 51,354

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES

Accounts payable	$ 5,000	$ 381
Accounts payable affiliates	6,799,282	6,730,185

	6,804,282	6,730,566

PARTNERS' DEFICIT

Limited Partners
Units of limited partnership interest, $1,000 stated value per unit; issued and outstanding, 26,501 units (Note A)	(6,484,072)	(6,390,398)
General Partner	(289,760)	(288,814)

	(6,773,832)	(6,679,212)

	$ 30,450	$ 51,354

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2008	2007

Income
Interest income	$ 53	$ 1,556
Other income	-	-
	53	1,556

Share of income from Operating Partnerships (Note D)	11,167	-

Expenses
Professional fees	3,653	4,778
General and administrative expenses	12,100	10,432
Asset management fees (Note C)	22,057	14,888
	37,810	30,098

NET LOSS	$ (26,590)	$ (28,542)

Net loss allocated to general partner	$ (266)	$ (285)

Net loss allocated limited partners	$ (26,324)	$ (28,257)

Net loss per unit of limited partnership interest	$ (0.99)	$ (1.07)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2008	2007

Income
Interest income	$ 410	$ 6,611
Other income	1,734	-
	2,144	6,611

Share of income from Operating Partnerships (Note D)	21,167	-

Expenses
Professional fees	27,702	33,184
General and administrative expenses	23,992	20,872
Asset management fees (Note C)	66,237	50,221
	117,931	104,277

NET LOSS	$ (94,620)	$ (97,666)

Net loss allocated to general partner	$ (946)	$ (977)

Net loss allocated limited partners	$ (93,674)	$ (96,689)

Net loss per unit of limited partnership interest	$ (3.53)	$ (3.65)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

Nine Months Ended December 31,
(Unaudited)

	Limited Partners	General Partner	Total

Partners' deficit April 1, 2008	$ (6,390,398)	$(288,814)	$(6,679,212)

Net loss	(93,674)	(946)	(94,620)

Partners' deficit December 31, 2008	$(6,484,072)	$(289,760)	$(6,773,832)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2008	2007
Cash flows from operating activities:

Net Loss	$ (94,620)	$ (97,666)
Adjustments to reconcile net income(loss) to net cash (used in) provided by operating activities:
Share of (Income) from Operating Partnerships	(21,167)	-
Changes in assets and liabilities:
Increase (Decrease) in accounts payable and accrued expenses	4,619	(7,500)
Increase (Decrease) in accounts payable affiliates	69,097	(210,532)

Net cash provided by (used in) operating activities	(42,071)	(315,698)

Cash flows from investing activities:
Proceeds from the sale of Operating Partnerships	21,167	-

Net cash provided by (used in) investing activities	21,167	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,904)	(315,698)

Cash and cash equivalents, beginning	51,354	468,159

Cash and cash equivalents, ending	$ 30,450	$ 152,461

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2008
(Unaudited)

NOTE A - ORGANIZATION

American Affordable Housing II Limited Partnership ("Partnership") was formed under the laws of The Commonwealth of Massachusetts on May 13, 1987, for the purpose of acquiring, holding, and disposing of limited partnership interests in operating partnerships which were to acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated low-income apartment complexes ("Operating Partnerships"). Effective as of June 1, 2001 there was a restructuring, and as a result, the Partnership's general partner was reorganized as follows. The general partner of the Partnership continues to be Boston Capital Associates Limited Partnership, a Massachusetts limited partnership. The general partner of the Partnership's general partner is BCA Associates Limited Partnership, a Massachusetts limited partnership, whose sole general partner is C&M Management, Inc., a Massachusetts corporation and whose limited partners are Herbert F. Collins and John P. Manning. Mr. Manning is the principal of Boston Capital Partners, Inc.

Pursuant to the Securities Act of 1933, the Partnership filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective December 21, 1987, which covered the offering (the "Public Offering") of the Partnership's units of limited partner interest ("Units"), as well as the units of limited partner interest offered by American Affordable Housing I, III, IV, and V Limited Partnerships (together with the Partnership, the "Partnerships"). The Partnerships registered 50,000 units of limited partner interest at $1,000 each unit for sale to the public. The Partnership sold 26,501 units of limited partner interest, representing $26,501,000 of capital contributions.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2008 and for the nine months then ended have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements are read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report Statement on Form 10-K.

The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the fiscal year ending March 31, 2009.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

An annual partnership management fee based on 0.5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership. The partnership management fee paid for the nine months ended December 31, 2008 and 2007 was $0 and $286,092, respectively. The annual partnership management fee accrued for the quarters ended December 31, 2008 and 2007, was $22,057 and $24,705, respectively. Total partnership management fees accrued as of December 31, 2008 are $6,487,030.

During the quarters ended December 31, 2008 and 2007, affiliates of the Partnership's general partner did not advance any money to the Partnership to pay operating expenses of the Partnership, or make advances and/or loans to Operating Partnerships. Total advances for these costs at December 31, 2008 were $261,667. These and any additional advances will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

The Partnership also accrued various affiliate administrative expenses including travel, printing, salaries, postage, and overhead allocations. Total accruals at December 31, 2008 were $50,585.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2008 and 2007, the Partnership had limited partnership equity interests in 13 and 15 Operating Partnerships, each of which owned an apartment complex.

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments upon each Operating Partnership achieving specified levels of construction and/or operations. At December 31, 2008 and 2007, all such capital contributions had been paid to the Operating Partnerships.

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2008.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2008
(Unaudited)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

The unaudited combined statements of operations of the Operating

Partnerships for the nine months ended September 30, 2008 and 2007 are as follows:

	2008	2007

Revenues
Rental income	$ 614,577	$ 718,408
Interest and other	16,260	21,834

	630,837	740,242

Expenses
Interest expense	99,543	125,861
Depreciation and amortization	157,304	179,129
Operating expenses	441,237	585,550
	698,084	890,540

NET LOSS	$ (67,247)	$ (150,298)

Net loss allocation to American Affordable Housing II Limited Partnership*	$ (66,575)	$ (148,795)

Net loss allocated to other partners	$ (672)	$ (1,503)

*Amounts include $66,575 and $148,795 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

At December 31, 2008 and 2007, the Partnership has limited partnership equity interests in 13 and 15 Operating Partnerships, respectively, which own apartment complexes. During the quarters ended December 31, 2008 and 2007, 1 and 0, respectively, of the Operating Partnerships were sold. For the quarter ended December 31, 2008, the disposition resulted in cash proceeds to the Partnership of $16,167 and a gain on the disposal of the asset of $11,167.

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
    make liquidating distributions in cancellation of the Units;
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

NOTE G - SUBSEQUENT EVENT

As of December 31, 2008, the Partnership has entered into an agreement to sell the interest in one Operating Partnership. The estimated sales price and other terms for the disposition of the Operating Partnership have been determined. The estimated proceeds to be received for the Operating Partnership is $105,248. The estimated gain on sale of the Operating Partnership is $29,348 and is expected to be recognized in the third quarter of 2009.

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

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended December 31, 2008 were $22,057 and total partnership management fees accrued as of December 31, 2008 were $6,487,030. During the quarter and year ended December 31, 2008, none of the accrued partnership management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy these liabilities.

As of December 31, 2008, an affiliate of the general partner of the Partnership advanced a total of $312,252 to the Partnership to pay various operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. There were no advances during the quarter ended December 31, 2008.

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. There were no payments to an affiliate of the general partner during the nine months ended December 31, 2008.

Capital Resources

The Partnership received $26,501,000 in subscriptions for Units (at $1,000 per Unit) during the period February 2, 1988 to December 21, 1988 pursuant to the Public Offering, resulting in net proceeds available for investment in Operating Partnerships (after payment of acquisition fees and expenses and funding of a reserve) of $18,550,700.

As of December 31, 2008, the Partnership had committed to investments requiring cash payments of $18,613,793, all of which has been paid. At December 31, 2008, the Partnership held $30,450, which is comprised of working capital. Since the Partnership has completed funding of all investments, it anticipates that there should be no significant need for capital resources in the future.

Results of Operations

As of December 31, 2008 and 2007, the Partnership held limited partnership interests in 13 and 15 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Partnership believes that there is adequate casualty insurance on the properties.

As of December 31, 2008 and 2007, the Qualified Occupancy of the Operating Partnerships was 100%. The Partnership had a total of 13 properties at December 31, 2008, all of which were at 100% Qualified Occupancy.

The Partnership incurs an annual partnership management fee to Boston Capital Asset Management Limited Partnership, which we also refer to as BCAMLP, in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2008 are as follows:

3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee	9 Months Management Fee Net of Reporting Fee	9 Months Reporting Fee
$ 22,057	$ 0	$ 66,237	$ 2,860

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

In December 2008, the investment general partner transferred its interest in Platteville Apartments to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $538,907 and cash proceeds to the investment limited partner of $16,167. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $11,167 will be returned to cash reserves held by the Partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $11,167 as of December 31, 2008.

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

In February 2007 the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Partnership does not expect to elect the fair value option.

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

Recent Accounting Changes - Continued

Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") was issued in July 2006 and interprets SFAS No. 109, Accounting for Income Taxes. FIN 48 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities. If the position taken is "more-likely-than-not" to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer's GAAP financial statements. Earlier proposed interpretations of SFAS 109 had recommended a "probable" standard for recognition of tax consequences rather than the "more-likely-than-not" standard finally adopted.

Because we are a pass-through entity and are not required to pay income taxes, FIN 48 does not currently have any impact on our financial statements. On December 30, 2008, the FASB issued FASB Staff Position (FSP) No. FIN 48-3: Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises ("FSP No. FIN 48-3") , which defers the effective date of FIN 48 for nonpublic enterprises included within the scope of FSP No. FIN 48-3 to the annual financial statements for fiscal years beginning after December 15, 2008. The deferred effective date is intended to give the Board additional time to develop guidance on the application of FIN 48 by pass-through entities and not-for-profit organizations. We may modify our disclosures if the FASB's guidance regarding application of FIN 48 to pass-through entities changes.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

American Affordable Housing II
Limited Partnership

	By:	Boston Capital Associates Limited
Partnership, General Partner

		By:	BCA Associates Limited Partnership,
General Partner

		By:	C&M Management Inc.,
General Partner

Date: February 17, 2009		By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated:
DATE	SIGNATURE	TITLE

February 17, 2009	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive
Officer), C&M
Management Inc;

DATE	SIGNATURE	TITLE

February 17, 2009	/s/ Marc N. Teal	Senior Vice President, Chief Financial Officer
	Marc N. Teal	(Principal Accounting and Financial Officer)
C&M Management Inc.