Form 10-K
period 2009-03-31
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 2009-07-07
CIK 815024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009 or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act  (check one):

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
March 31, 2009

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

The offering of Class A Limited Partner interests (the “Units”) in the Partnership (the “Public Offering”) began on February 2, 1988 and was concluded on September 21, 1988.  Investors purchasing 26,501 Units contributed $26,501,000 to the Partnership.  The Partnership held interests in 13 Operating Partnerships at March 31, 2009.  See Item 2.

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

Item 1B.          Unresolved Staff Comments

Not applicable.

Item 2.            Properties

As of its fiscal year ending March 31, 2009, the Partnership held limited partnership interests in the Operating Partnerships described below.  In each instance the apartment complexes owned by the applicable Operating Partnerships are eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a designated percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as “Qualified Occupancy.”  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The general partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by some of the Operating Partnerships.

American Affordable Housing II Limited Partnership

PROPERTY PROFILES AS OF MARCH 31, 2009

Property Name	Location	Units	Mortgage Balance As of 12/31/08	Completion Date	Qualified Occupancy 3/31/09	Capital Contributed

Boardman Lake II Apartments	Travers City, MI	32	$942,246	5/89	100%	$202,700

Brookhollow Apartments	Brookshire, TX	48	1,308,274	8/88	100%	160,000

Center Way Apartments	Shelbyville, TN	20	586,715	7/88	100%	136,620

Casa Valencia	Belen, NM	39	1,439,490	12/88	100%	303,000

Charters Cove Apartments	St. Ignace, MI	24	737,139	5/88	100%	166,200

Harbour Oaks Apartments	East China, MI	32	863,211	11/88	100%	191,500

Kersey Apartments	Kersey, CO	32	1,173,898	10/88	100%	226,000

Middleburg Bluffs	Middleburg, FL	45	1,360,823	3/89	100%	375,283

Partridge Meadows	McMinnville, TN	48	1,344,379	10/88	100%	296,461

Pine Knoll Manor	Smithfield, NC	33	1,310,188	5/89	100%	309,450

Southview Place Apts	Lovington, NM	48	989,829	2/89	100%	245,602

Suncrest Apartments	Newport, TN	32	926,735	5/88	100%	210,960

Willowbrook Place	Immokalee, FL	41	1,264,282	3/88	100%	328,711

Item 3.                                   Legal Proceedings

None.

Item 4.                                   Submission of Matters to a Vote of Security-Holders

None

PART II

Item 5.                                   Market for the Partnership’s Limited Partnership Interests, Related Partnership Matters and Issuer Purchases of Partnership Interests

There is no established public trading market for the Units and it is not anticipated that any public market will develop for the purchase and sale of any Units.

As of March 31, 2009, the Partnership had 2,086 registered holders of an aggregate of 26,501 Units.

The Partnership made no distributions to its limited partners from Operating Partnership cash flow from its inception on May 13, 1987 through March 31, 2009.  Because the Partnership invested in Operating Partnerships owning apartment complexes, which receive government assistance, the cash distributions which may be made by the Operating Partnerships are often restricted.  The Partnership does not anticipate that it will provide significant cash distributions to its Limited Partners in circumstances other than refinancing or sale of apartment complexes by the Operating Partnerships.

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

Liquidity

The Partnership’s primary source of funds is the proceeds of the Public Offering.  Other sources of liquidity have included (i) interest earned on capital contributions held pending investment or held for working capital reserves and (ii) cash distributions, if any, from operations of the Operating Partnerships in which the Partnership has invested.  Both of these sources of liquidity are available to meet the obligations of the Partnership.  The Partnership is currently accruing the annual asset management fees.  Asset management fees accrued during the year ended March 31, 2009 were $90,598 due to BCAMLP.  During the fiscal year ended March 31, 2009 the Partnership paid $0 in asset management fees.  Total asset management fees accrued as of March 31, 2009 were $6,508,531. Pursuant to the Partnership agreement, these liabilities will be deferred until the Partnership receives sale or refinancing proceeds from Operating Partnerships, and at that time proceeds from such sales or refinancing would be used to satisfy these liabilities.

Affiliates of the general partner have advanced $313,910 to the Partnership to pay various third party operating expenses as of March 31, 2009.  In addition, the Partnership did not accrue expenses other than the annual asset management fees that have been incurred by but not yet reimbursed to affiliates. These and any additional advances and accruals will be repaid, without interest, from available cash flow, reporting fees or the proceeds of sales or refinancing of the Partnership’s interests in Operating Partnerships. Cash flow and reporting fees will be added to the Partnership’s working capital and will be available to meet future third party obligations of the Partnership.  The Partnership is currently pursuing, and will continue to aggressively pursue, available cash flow and reporting fees.  No significant distributions of cash flow from the Operating Partnerships are anticipated on a long term or short term basis due to the restrictions on rents which apply to low-income apartment complexes.

Capital Resources

The Partnership received $26,501,000 in subscriptions for Units (at $1,000 per Unit) during the period February 2, 1988 to September 21, 1988 pursuant to the Public Offering, resulting in net proceeds available for investment in Operating Partnerships (after payment of acquisition fees and expenses and funding of a reserve) of approximately $18,550,700.

As of March 31, 2009, the Partnership had committed to investments requiring cash payments of $18,613,793, all of which has been paid.  At March 31, 2009, the Partnership held working capital of $19,850.  Since the Partnership has completed funding of all investments, it anticipates that there should be no significant need for capital resources in the future.

Results of Operations

The Partnership was formed with the investment objectives set forth above under Item 1.  The Partnership incurs an annual asset management fee to Boston Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships.  The annual asset management fee incurred for the fiscal years ended March 31, 2009 and 2008 was $85,418 and $69,592, respectively. The amounts incurred are net of reporting fees received of $5,180 and $29,226, respectively.  Because the Partnership is not expected to receive any significant cash flow from the Operating Partnerships in subsequent years, the annual asset management fee is currently being deferred and is expected to be paid from the proceeds of sales or refinancing of the Partnership’s interests in Operating Partnerships.  The amount is expected to continue to decrease in future years as additional interests in Operating Partnerships are sold and the portion of the fee attributed to those Operating Partnerships is no longer incurred.

The Partnership expects that all of its cash receipts will be used to pay third party operating expenses.  The Partnership reported interest income of $435 and $7,546, respectively, in the fiscal years ended March 31, 2009 and 2008.  During the fiscal years ended March 31, 2009 and 2008, the Partnership received $5,180 and $29,226, respectively, of reporting fees from the Operating Partnerships.  Reporting fee income in the prior fiscal year was higher primarily due to the collection of accrued reporting fees received from Operating Partnerships sold in the prior fiscal year. No other significant sources of income are anticipated.

As of March 31, 2009 and 2008, the Partnership held limited partnership interests in 13 and 15 Operating Partnerships, respectively. There were two sales of the Operating Partnerships in the year ended March 31, 2009.  The apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit.  Occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., occupancy tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as “Qualified Occupancy”.  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The general partner believes that there is adequate casualty insurance on the properties.

As of March 31, 2009 and 2008, the Qualified Occupancy for the Partnership was 100%.  The Partnership had a total of 13 properties at March 31, 2009, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2008 and 2007 the Partnership generated $14,323 and $623,552, respectively, in passive income tax losses that were passed through to the investors.  As of December 31, 2003 all tax credits guaranteed by the Operating Partnerships had been realized and no further credits are anticipated.

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

In December 2008, the investment general partner transferred its interest in Platteville Apartments to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $538,907 and cash proceeds to the investment limited partner of $16,167.  Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $11,167 was returned to cash reserves held by the Partnership.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $11,167 as of December 31, 2008.

In January 2009, the investment general partner of Belen Apartments LP approved an agreement to sell the property and the transaction is anticipated to close in December 2009.  The anticipated sales price is $2,150,000, which includes the outstanding mortgage balance of approximately $1,445,861 and cash proceeds to the investment limited partners of $465,981. Of the total proceeds anticipated to be received, it is anticipated that $7,500 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $458,481 are anticipated to be returned to cash reserves held by the Partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution.

In April 2009, the investment general partner transferred 99% of its interest in Shelbyville FH, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $580,848 and cash proceeds to the investment limited partner of $17,411.  Of the total proceeds received, $5,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer.  Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $4,911 were returned to cash reserves held by the Partnership.  The transfer of the remaining 1% investment partnership interest in the Operating Partnership is anticipated to close in April 2010 for its assumption of the outstanding mortgage balance of approximately $5,867 and cash proceeds of $176.  The remaining proceeds of $176 are anticipated to be returned to the cash reserves held by the Partnership.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $4,911 as of April 30, 2009.

In April 2009, the investment general partner transferred 99% of its interest in Suncrest, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $917,468 and cash proceeds to the investment limited partner of $27,550.  Of the total proceeds received, $872 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer.  Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $19,178 were returned to cash reserves held by the Partnership.  The transfer of the remaining 1% investment partnership interest in the Operating Partnership is anticipated to close in April 2010 for its assumption of the outstanding mortgage balance of approximately $9,267 and cash proceeds of $279.  The remaining proceeds of $279 are anticipated to be returned to the cash reserves held by the Partnership.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $19,178 as of April 30, 2009.

In April 2009, the investment general partner transferred 99% of its interest in Warren Properties, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,330,935 and cash proceeds to the investment limited partner of $39,928.  Of the total proceeds received, $12,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer.  Of the remaining proceeds, $17,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $10,428 were returned to cash reserves held by the Partnership.  The transfer of the remaining 1% investment partnership interest in the Operating Partnership is anticipated to close in April 2010 for its assumption of the outstanding mortgage balance of approximately $13,444 and cash proceeds of $404.  The remaining proceeds of $404 are anticipated to be returned to the cash reserves held by the Partnership.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $10,428 as of April 30, 2009.

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

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delayed for one year the implementation of SFAS 157 as it pertains to certain non-financial assets and liabilities. The Partnership adopted SFAS 157 effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date is April 1, 2009.  The Partnership has determined that the adoption of SFAS 157 has, and will have, no impact on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.”  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  On April 1, 2008, the Partnership adopted SFAS 159 and elected not to apply the provisions of SFAS 159 to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of SFAS 159 had no effect on the Partnership.

Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes was issued in June 2006 and interprets SFAS No. 109, Accounting for Income Taxes. FIN 48 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities. If the position taken is “more-likely-than-not” to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer’s GAAP financial statements. Earlier proposed interpretations of SFAS 109 had recommended a “probable” standard for recognition of tax consequences rather than the “more-likely-than-not” standard finally adopted.

Because we are a pass-through entity and are not required to pay income taxes, FIN 48 does not currently have any impact on our financial statements. On December 30, 2008, the FASB issued FASB Staff Position (FSP) No. FIN 48-3: Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which defers the effective date of Interpretation 48 for nonpublic enterprises included within the scope of FSP No. FIN 48-3 to the annual financial statements for fiscal years beginning after December 15, 2008. The deferred effective date is intended to give the Board additional time to develop guidance on the application of Interpretation 48 by pass-through entities and not-for-profit organizations. We may modify our disclosures if the FASB’s guidance regarding application of FIN 48 to pass-through entities changes and is extended to public enterprises.

Recent Accounting Changes - continued

In April 2009, the FASB issued FSP 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments.”  The FSP requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  The FSP is effective for American Affordable Housing II L.P. as of June 30, 2009 and will not impact the Partnership’s financial condition or results of operations.

In November 2008, the Emerging Issues Task Force issued EITF No. 08-6, “Equity Method Investment Accounting Considerations” (EITF 08-6) that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. EITF 08-6 shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. EITF 08-6 shall be applied prospectively with early application prohibited. The impact of adopting EITF 08-6 is not expected to have a material impact on Partnership’s financial condition or results of operations.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for American Affordable Housing II L.P. as of June 30, 2009.  The adoption of SFAS 165 is not expected to have a material impact on the Partnership’s financial condition or results of operations.

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

	(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Partnership’s general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management, Inc., carried out an evaluation of the effectiveness of the Partnership’s “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Partnership’s disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership’s periodic SEC filings.

	(b)	Management’s Annual Report on Internal Control over Financial Reporting

Management of the Partnership is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Partnership’s internal control system over financial reporting is designed to provide reasonable assurance to the Partnership’s management regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Due to inherent limitations, an internal control system over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

The Partnership’s general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates V LLC, assessed the effectiveness of the Partnership’s internal controls and procedures over financial reporting as of March 31, 2009. In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of March 31, 2009, the Partnership’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

	(c)	Changes in Internal Controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the year ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

John P. Manning, age 60, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Jeffrey H. Goldstein, age 47, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as

Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 62, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 45, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves.  He also oversees Boston Capital information and technology areas, including the strategic planning for Boston Capital Corporation and its affiliates. Prior to joining Boston Capital Corporation in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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

(a), (b), (c), (d) and (e)

The Partnership has no officers or directors and no compensation committee.  However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, the Partnership has paid or accrued obligations to the general partner and their affiliates for the following fees during the 2009 fiscal year:

1. An annual asset management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership.   The annual asset management fee accrued during the year ended March 31, 2009 was $90,598.  The fee is payable without interest as sufficient funds become available.

2. The Partnership recorded as payable to affiliates of the general partner a total of $1,658 for amounts charged to operations during the year ended March 31, 2009.  The charges include postage, printing, travel, and overhead allocations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

(a)                        Security ownership of certain beneficial owners.

As of March 31, 2009, 26,501 Units had been issued.  The Partnership is known to have one investor, Summit Venture LP, PO Box 47638, Phoenix, AZ 85068, with holdings in excess of 5% of the total outstanding Units in the Partnership.  Their holdings total 9.54% of the total outstanding Units in the Partnership.

(b)                       Security ownership of management.

The general partner named in Item 1 owns the entire outstanding general partner interests in the Partnership.  The general partner has a 1% interest in all profits, losses, credits and distributions of the Partnership.  The Partnership’s response to Item 12(a) is incorporated herein by reference.

(c)                        Changes in control.

There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.  There is a provision in the Partnership Agreement which allows, under certain circumstances, the ability to change control.

The Partnership has no compensation plans under which interests in the Partnership are authorized for issuance.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

The amounts and kinds of compensation and fees are described on pages 9 to 11 of the Prospectus under the caption “Compensation of the general partner and Affiliate”, which is incorporated herein by reference.  See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and their affiliates during the period from April 1, 1993 through March 31, 2009.

Item 14.	Principal Accountant Fees and Services

Fees paid to the Partnership’s independent auditors for fiscal year 2009 and fiscal year 2008 were comprised of the following:

Fee Type	2009	2008
Audit Fees	22,320	23,405

Audit Related Fees	—	—

Tax Fees	6,653	7,660

All Other Fees	—	3,200

Total	28,973	34,265

Audit Committee

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by C&M Management, Inc.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements; Filed herein as Exhibit 13

American Affordable Housing II Limited Partnership-Filed herein as Exhibit 13

Balance Sheets, March 31, 2009 and 2008
Statements of Operations, Years ended March 31, 2009 and 2008
Statements of Changes in Partners’ Capital, Years ended March 31, 2009 and 2008
Statements of Cash Flows, Years ended March 31, 2009 and 2008
Notes to Financial Statements, Years ended March 31, 2009 and 2008

(b) 1		Exhibits

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

American Affordable Housing II
Limited Partnership

	By:	Boston Capital Associates Limited
Partnership, General Partner

		By:	BCA Associates Limited Partnership,
General Partner

		By:	C&M Management Inc.,
General Partner

Date: July 7, 2009		By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, thisreport has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE	SIGNATURE	TITLE

July 7, 2009	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive Officer), C&M
Management Inc;

DATE	SIGNATURE	TITLE

July 7, 2009	/s/ Marc N. Teal	Senior Vice President, Chief Financial Officer
	Marc N. Teal	(Principal Accounting and Financial Officer)
C&M Management Inc.