Form 10-Q
period 2009-06-30
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 2009-08-14
CIK 815024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

or

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

Yes 	No 

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

TABLE OF CONTENTS

American Affordable Housing II Limited Partnership

BALANCE SHEETS

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS

Cash and cash equivalents	$ 90,844	$ 19,850

	$ 90,844	$ 19,850

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES

Accounts payable	$ 25,000	$ -
Accounts payable affiliates	6,842,210	6,822,441

	6,867,210	6,822,441

PARTNERS' DEFICIT

Limited Partners
Units of limited partnership interest, $1,000 stated value per unit; issued and outstanding, 26,501 units (Note A)	(6,486,581)	(6,512,544)
General Partner	(289,785)	(290,047)

	(6,776,366)	(6,802,591)

	$ 90,844	$ 19,850

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2009	2008

Income
Interest income	$ 62	$ 197
Other income	1,734	182
	1,796	379

Share of income from Operating Partnerships (Note D)	24,517	-

Expenses
Professional fees	3,769	262
General and administrative expenses	3,504	7,320
Asset management fees (Note C)	(7,185)	22,845
	88	30,427

NET INCOME (LOSS)	$ 26,225	$ (30,048)

Net income (loss) allocated to general partner	$ 262	$ (300)

Net income (loss) allocated limited partners	$ 25,963	$ (29,748)

Net income (loss) per unit of limited partnership interest	$ 1.0	$ (1.1)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

Three Months Ended June 30,
(Unaudited)

	Limited Partners	General Partner	Total

Partners' deficit April 1, 2009	$ (6,512,544)	$(290,047)	$(6,802,591)

Net income	25,963	262	26,225

Partners' deficit June 30, 2009	$(6,486,581)	$(289,785)	$(6,776,366)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2009	2008
Cash flows from operating activities:

Net income (loss)	$ 26,225	$ (30,048)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share of (income) from Operating Partnerships	(24,517)	-
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	25,000	(381)
Increase (decrease) in accounts payable affiliates	19,769	24,705

Net cash provided by (used in) operating activities	46,477	(5,724)

Cash flows from investing activities:
Proceeds from the sale of Operating Partnerships	24,517	-

Net cash provided by (used in) investing activities	24,517	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	70,994	(5,724)

Cash and cash equivalents, beginning	19,850	51,354

Cash and cash equivalents, ending	$ 90,844	$ 45,630

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2009
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2009 and for the three months then ended have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements are read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report Statement on Form 10-K.

The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the fiscal year ending March 31, 2010.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

An annual partnership management fee based on 0.5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership. There were no partnership management fees paid for the three months ended June 30, 2009 and 2008. The annual partnership management fee accrued for the quarters ended June 30, 2009 and 2008, was $18,503 and $24,705, respectively. Total partnership management fees accrued as of June 30, 2009 are $6,527,034.

During the quarters ended June 30, 2009 and 2008, affiliates of the Partnership's general partner did not advance any money to the Partnership to pay operating expenses of the Partnership, or make advances and/or loans to Operating Partnerships. Total advances for these costs at June 30, 2009 were $261,667. These and any additional advances will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

The Partnership also accrued various affiliate administrative expenses including travel, printing, salaries, postage, and overhead allocations. Total accruals at June 30, 2009 were $53,509.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2009 and 2008, the Partnership had limited partnership equity interests in 13 and 15 Operating Partnerships, each of which owned an apartment complex.

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments upon each Operating Partnership achieving specified levels of construction and/or operations. At June 30, 2009 and 2008, all such capital contributions had been paid to the Operating Partnerships.

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2009.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2009
(Unaudited)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

The unaudited combined statements of operations of the Operating

Partnerships for the three months ended March 31, 2009 and 2008 are as follows:

	2009	2008

Revenues
Rental income	$ 546,155	$ 703,573
Interest and other	22,725	38,727

	568,880	742,300

Expenses
Interest expense	77,219	110,067
Depreciation and amortization	167,594	176,144
Operating expenses	452,557	526,200
	697,370	812,411

NET LOSS	$ (128,490)	$ (70,111)

Net loss allocation to American Affordable Housing II Limited Partnership*	$ (127,205)	$ (69,410)

Net loss allocated to other partners	$ (1,285)	$ (701)

*Amounts include $127,205 and $69,410 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

At June 30, 2009 and 2008, the Partnership has limited partnership equity interests in 13 and 15 Operating Partnerships, respectively, which own apartment complexes. During the quarters ended June 30, 2009 and 2008, none of the Operating Partnerships were sold. For the quarter ended June 30, 2009, the Partnership transferred 99% of its interest in 3 Operating Partnerships. The transfers resulted in cash proceeds to the Partnership of $24,517 and a gain on the disposal of the asset of $24,517.

NOTE E - TAXABLE LOSS

The Partnership's taxable loss for the calendar year ended December 31, 2009 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

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

NOTE G - SUBSEQUENT EVENT

The partnership has evaluated subsequent events through the date that the financial statements were issued, which was August 14, 2009, the date of the partnership's Quarterly Report on Form 10-Q for the period ended June 30, 2009.

The partnership has entered into agreements to sell interests in two Operating Partnerships. The estimated sales price and other terms for the dispositions of the Operating Partnerships have been determined. The estimated proceeds to be received for the Operating Partnerships is $571,229. The estimated gain on sale of the Operating Partnerships is $487,829, which is expected to be recognized in the second and third quarters of fiscal year 2010.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity have included (i) interest earned on working capital reserves, and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested. Both of these sources of liquidity are available to meet the obligations of the Partnership.

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended June 30, 2009 were $18,503 and total partnership management fees accrued as of June 30, 2009 were $6,527,034. During the quarter ended June 30, 2009, none of the accrued partnership management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy these liabilities.

As of June 30, 2009, an affiliate of the general partner of the Partnership advanced a total of $315,176 to the Partnership to pay various operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. There was an advance of $1,266 during the quarter ended June 30, 2009.

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. There were no payments to an affiliate of the general partner during the three months ended June 30, 2009.

Capital Resources

The Partnership received $26,501,000 in subscriptions for Units (at $1,000 per Unit) during the period February 2, 1988 to December 21, 1988 pursuant to the Public Offering, resulting in net proceeds available for investment in Operating Partnerships (after payment of acquisition fees and expenses and funding of a reserve) of $18,550,700.

As of June 30, 2009, the Partnership had committed to investments requiring cash payments of $18,613,793, all of which has been paid. At June 30, 2009, the Partnership held $90,844, which is comprised of working capital. Since the Partnership has completed funding of all investments, it anticipates that there should be no significant need for capital resources in the future.

Results of Operations

As of June 30, 2009 and 2008, the Partnership held limited partnership interests in 13 and 15 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Partnership believes that there is adequate casualty insurance on the properties.

As of June 30, 2009 and 2008, the Qualified Occupancy of the Operating Partnerships was 100%. The Partnership had a total of 13 properties at June 30, 2009, all of which were at 100% Qualified Occupancy.

The Partnership incurs an annual partnership management fee to Boston Capital Asset Management Limited Partnership, which we also refer to as BCAMLP, in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2009 are as follows:

3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee
$(7,185)	$25,688

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

In April 2009, the investment general partner transferred 99% of its interest in Warren Properties, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,330,935 and cash proceeds to the investment limited partner of $39,928. Of the total proceeds received, $12,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $27,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $428 were returned to cash reserves held by the Partnership. The transfer of the remaining 1% investment partnership interest in the Operating Partnership is anticipated to close in April 2010 for its assumption of the outstanding mortgage balance of approximately $13,444 and cash proceeds of $404. The remaining proceeds of $404 are anticipated to be returned to the cash reserves held by the Partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $428 as of June 30, 2009.

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

If the book value of the Partnership's investment in an Operating Partnership exceeds the estimated value derived by management, which generally consists of the remaining future Low-Income Housing Credits allocable to the Partnership and the estimated residual value to the Partnership, the Partnership reduces its investment in any such Operating Partnership and includes this reduction in equity in loss of investment of limited partnerships.

As of March 31, 2004, the Partnership adopted FASB Interpretation No. 46 - Revised ("FIN 46R"), "Consolidation of Variable Interest Entities." FIN 46R provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE'') in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both.

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

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements," (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delayed for one year the implementation of SFAS 157 as it pertains to certain non-financial assets and liabilities. The Partnership adopted SFAS 157 effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that the adoption of SFAS 157 has no impact on the Partnership's financial statements.

In February 2007, the FASB issued SFAS 159 "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. On April 1, 2008, the Partnership adopted SFAS 159 and elected not to apply the provisions of SFAS 159 to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of SFAS 159 had no effect on the Partnership.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") was issued in June 2006 and interprets SFAS No. 109, Accounting for Income Taxes. FIN 48 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities. If the position taken is "more-likely-than-not" to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer's GAAP financial statements. Earlier proposed interpretations of SFAS 109 had recommended a "probable" standard for recognition of tax consequences rather than the "more-likely-than-not" standard finally adopted.

Because we are a pass-through entity and are not required to pay income taxes, FIN 48 does not currently have any impact on our financial statements. On December 30, 2008, the FASB issued FASB Staff Position (FSP) No. FIN 48-3: Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which deferred the effective date of Interpretation 48 for nonpublic enterprises included within the scope of FSP No. FIN 48-3 to the annual financial statements for fiscal years beginning after December 15, 2008. The deferred effective date was intended to give the Board additional time to develop guidance on the application of FIN 48 by pass-through entities and not-for-profit organizations. We may modify our disclosures if the FASB's guidance regarding application of FIN 48 to pass-through entities changes and is extended to public enterprises.

Recent Accounting Changes - continued

In April 2009, the FASB issued FSP 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments."  The FSP requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  The FSP is effective for American Affordable Housing II L.P. as of June 30, 2009 and has no impact on the Partnership's financial condition or results of operations.

In November 2008, the Emerging Issues Task Force issued EITF No. 08-6, "Equity Method Investment Accounting Considerations" (EITF 08-6) that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee's issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. EITF 08-6 is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. EITF 08-6 was adopted for the interim quarterly period beginning April 1, 2009. The impact of adopting EITF 08-6 does not have a material impact on the Partnership's financial condition or results of operations.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, "Subsequent Events" ("SFAS 165").  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for American Affordable Housing II L.P. as of June 30, 2009, and has no material impact on the Partnership's financial condition or results of operations.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Not Applicable

Item 4T.	Controls & Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Partnership's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management, Inc., carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined in the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

	(b)	Changes in Internal Controls

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2009.

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

American Affordable Housing II
Limited Partnership

	By:	Boston Capital Associates Limited
Partnership, General Partner

		By:	BCA Associates Limited Partnership,
General Partner

		By:	C&M Management Inc.,
General Partner

Date: August 14, 2009		By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated:
DATE	SIGNATURE	TITLE

August 14, 2009	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive
Officer), C&M
Management Inc;

DATE	SIGNATURE	TITLE

August 14, 2009	/s/ Marc N. Teal	Senior Vice President, Chief Financial Officer
	Marc N. Teal	(Principal Accounting and Financial Officer)
C&M Management Inc.