Form 10-Q
period 2009-09-30
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 2009-11-16
CIK 815024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

or

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3
Statements of Operations	4-5
Statements of Changes in Partners' Deficit	6
Statements of Cash Flows	7
Notes to Financial Statements	8-11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12-18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T. Controls and Procedures	19

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	20

Item 6. Exhibits	20

Signatures	21

American Affordable Housing II Limited Partnership

BALANCE SHEETS

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS

Cash and cash equivalents	$ 69,591	$ 19,850

	$ 69,591	$ 19,850

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES

Accounts payable	$ 15,000	$ -
Accounts payable affiliates	6,860,694	6,822,441

	6,875,694	6,822,441

PARTNERS' DEFICIT

Limited Partners
Units of limited partnership interest, $1,000 stated value per unit; issued and outstanding, 26,501 units (Note A)	(6,516,021)	(6,512,544)
General Partner	(290,082)	(290,047)

	(6,806,103)	(6,802,591)

	$ 69,591	$ 19,850

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2009	2008

Income
Interest income	$ 69	$ 160
Other income	-	1,552
	69	1,712

Share of income from Operating Partnerships (Note D)	10,000	10,000

Expenses
Professional fees	17,174	23,787
General and administrative expenses	6,887	4,572
Asset management fees (Note C)	15,744	21,335
	39,805	49,694

NET LOSS	$ (29,736)	$ (37,982)

Net loss allocated to general partner	$ (297)	$ (380)

Net loss allocated limited partners	$ (29,439)	$ (37,602)

Net loss per unit of limited partnership interest	$ (1.11)	$ (1.42)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2009	2008

Income
Interest income	$ 131	$ 357
Other income	1,734	1,734
	1,865	2,091

Share of income from Operating Partnerships (Note D)	34,517	10,000

Expenses
Professional fees	20,943	24,049
General and administrative expenses	10,392	11,891
Asset management fees (Note C)	8,559	44,180
	39,894	80,120

NET LOSS	$ (3,512)	$ (68,029)

Net loss allocated to general partner	$ (35)	$ (680)

Net loss allocated limited partners	$ (3,477)	$ (67,349)

Net loss per unit of limited partnership interest	$ (0.13)	$ (2.54)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

Six Months Ended September 30,
(Unaudited)

	Limited Partners	General Partner	Total

Partners' deficit April 1, 2009	$ (6,512,544)	$(290,047)	$(6,802,591)

Net loss	(3,477)	(35)	(3,512)

Partners' deficit September 30, 2009	$(6,516,021)	$(290,082)	$(6,806,103)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2009	2008
Cash flows from operating activities:

Net income (loss)	$ (3,512)	$ (68,029)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share of (income) from Operating Partnerships	(34,517)	(10,000)
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	15,000	(381)
Increase (decrease) in accounts payable affiliates	38,253	47,040

Net cash provided by (used in) operating activities	15,224	(31,370)

Cash flows from investing activities:
Proceeds from the sale of Operating Partnerships	34,517	10,000

Net cash provided by (used in) investing activities	34,517	10,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	49,741	(21,370)

Cash and cash equivalents, beginning	19,850	51,354

Cash and cash equivalents, ending	$ 69,591	$ 29,984

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2009
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

Pursuant to the Securities Act of 1933, the Partnership filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective September 21, 1987, which covered the offering (the "Public Offering") of the Partnership's units of limited partner interest (the "Units"), as well as the units of limited partner interest offered by American Affordable Housing I, III, IV, and V Limited Partnerships (together with the Partnership, the "Partnerships"). The Partnerships registered 50,000 units of limited partner interest at $1,000 each unit for sale to the public. The Partnership sold 26,501 units of limited partner interest, representing $26,501,000 of capital contributions.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2009 and for the six months then ended have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements are read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report Statement on Form 10-K.

The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the fiscal year ending March 31, 2010.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

An annual partnership management fee based on 0.5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership. There were no partnership management fees paid for the six months ended September 30, 2009 and 2008. The annual partnership management fee accrued for the quarters ended September 30, 2009 and 2008, was $17,004 and $22,335, respectively. Total partnership management fees accrued as of September 30, 2009 are $6,544,038.

During the quarters ended September 30, 2009 and 2008, affiliates of the Partnership's general partner did not advance any money to the Partnership to pay operating expenses of the Partnership, or make advances and/or loans to Operating Partnerships. Total advances for these costs at September 30, 2009 were $261,667. These and any additional advances will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

The Partnership also accrued various affiliate administrative expenses including travel, printing, salaries, postage, and overhead allocations. Total accruals at September 30, 2009 were $54,989.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2009 and 2008, the Partnership had limited partnership equity interests in 13 and 14 Operating Partnerships, each of which owned an apartment complex.

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments upon each Operating Partnership achieving specified levels of construction and/or operations. At September 30, 2009 and 2008, all such capital contributions had been paid to the Operating Partnerships.

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2009.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2009
(Unaudited)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

The unaudited combined statements of operations of the Operating

Partnerships for the six months ended June 30, 2009 and 2008 are as follows:

	2009	2008

Revenues
Rental income	$ 1,095,413	$ 664,359
Interest and other	89,436	13,158

	1,184,849	677,517

Expenses
Interest expense	154,020	102,944
Depreciation and amortization	309,122	178,446
Operating expenses	864,112	473,318
	1,327,254	754,708

NET LOSS	$ (142,405)	$ (77,191)

Net loss allocation to American Affordable Housing II Limited Partnership*	$ (140,981)	$ (76,419)

Net loss allocated to other partners	$ (1,424)	$ (772)

*Amounts include $140,981 and $76,419 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

At September 30, 2009 and 2008, the Partnership has limited partnership equity interests in 13 and 14 Operating Partnerships, respectively, which own apartment complexes. During the six months ended September 30, 2009 and 2008, 0 and 1, respectively, of the Operating Partnerships were sold. For the six months ended September 30, 2009, the Partnership transferred 99% of its interest in 3 Operating Partnerships. The transfers resulted in cash proceeds to the Partnership of $34,517 and a gain on the disposal of the asset of $34,517. For the six months ended September 30, 2008, the disposition resulted in cash proceeds to the Partnership of $10,000 and a gain on the disposal of the asset of $10,000.

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

NOTE G - SUBSEQUENT EVENT

The Partnership has evaluated subsequent events through the date that the financial statements were issued, which was November 16, 2009, the date of the Partnership's Quarterly Report on Form 10-Q for the period ended September 30, 2009.

The partnership has entered into agreements to sell interests in two Operating Partnerships. The estimated sales price and other terms for the dispositions of the Operating Partnerships have been determined. The estimated proceeds to be received for the Operating Partnerships is $571,229. The estimated gain on sale of the Operating Partnerships is $487,829, which is expected to be recognized in the third quarter of fiscal year 2010.

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

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended September 30, 2009 were $17,004 and total partnership management fees accrued as of September 30, 2009 were $6,544,038. During the quarter ended September 30, 2009, none of the accrued partnership management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy these liabilities.

As of September 30, 2009, an affiliate of the general partner of the Partnership advanced a total of $316,656 to the Partnership to pay various operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. There was an advance of $2,746 during the six months ended September 30, 2009.

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. There were no payments to an affiliate of the general partner during the six months ended September 30, 2009.

Capital Resources

The Partnership received $26,501,000 in subscriptions for Units (at $1,000 per Unit) during the period February 2, 1988 to December 21, 1988 pursuant to the Public Offering, resulting in net proceeds available for investment in Operating Partnerships (after payment of acquisition fees and expenses and funding of a reserve) of $18,550,700.

As of September 30, 2009, the Partnership had committed to investments requiring cash payments of $18,613,793, all of which has been paid. At September 30, 2009, the Partnership held $69,591, which is comprised of working capital. Since the Partnership has completed funding of all investments, it anticipates that there should be no significant need for capital resources in the future.

Results of Operations

As of September 30, 2009 and 2008, the Partnership held limited partnership interests in 13 and 14 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Partnership believes that there is adequate casualty insurance on the properties.

As of September 30, 2009 and 2008, the Qualified Occupancy of the Operating Partnerships was 100%. The Partnership had a total of 13 properties at September 30, 2009, all of which were at 100% Qualified Occupancy.

The Partnership incurs an annual partnership management fee to Boston Capital Asset Management Limited Partnership, which we also refer to as BCAMLP, in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2009 are as follows:
3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee	6 Months Management Fee Net of Reporting Fee	6 Months Reporting Fee
$ 15,744	$ 1,260	$ 8,559	$ 26,948

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

In April 2009, the investment general partner transferred 99% of its interest in Shelbyville FH, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $580,848 and cash proceeds to the investment limited partner of $17,411. Of the total proceeds received, $5,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $4,911 were returned to cash reserves held by the Partnership. The transfer of the remaining 1% investment partnership interest in the Operating Partnership is anticipated to close in April 2010 for its assumption of the outstanding mortgage balance of approximately $5,867 and cash proceeds of $176. The remaining proceeds of $176 are anticipated to be returned to the cash reserves held by the Partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $4,911 as of April 30, 2009.

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

In April 2009, the investment general partner transferred 99% of its interest in Warren Properties, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,330,935 and cash proceeds to the investment limited partner of $39,928. Of the total proceeds received, $12,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $10,000 was paid for real estate taxes due and $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $10,428 were returned to cash reserves held by the Partnership. The transfer of the remaining 1% investment partnership interest in the Operating Partnership is anticipated to close in April 2010 for its assumption of the outstanding mortgage balance of approximately $13,444 and cash proceeds of $404. The remaining proceeds of $404 are anticipated to be returned to the cash reserves held by the Partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $428 as of June 30, 2009. An adjustment to the gain on sale has been recorded in the amount of $10,000 as of September 30, 2009.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), which require the Partnership to make various estimates and assumptions. The following section is a summary of some aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of the Partnership's financial condition and results of operations. The Partnership believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

The Partnership is required to assess potential impairments to its long-lived assets, which are primarily investments in limited partnerships. The Partnership accounts for its investment in limited partnerships in accordance with the equity method of accounting since the Partnership does not control the operations of the Operating Partnerships. The purpose of an impairment analysis is to verify that the real estate investment balance reflected on the balance sheet does not exceed the value of the underlying investments.

If the book value of the Partnership's investment in an Operating Partnership exceeds the estimated value derived by management, which generally consists of the remaining future Low-Income Housing Credits allocable to the Partnership and the estimated residual value to the Partnership, the Partnership reduces its investment in the Operating Partnership and includes this reduction in equity in loss of investment of limited partnerships.

As of March 31, 2004, the Partnership adopted GAAP for the Consolidation of Variable Interest Entities. GAAP provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both.

Based on this guidance, the Operating Partnerships in which the Partnership invests meet the definition of a VIE. However, management does not consolidate the Partnership's interests in these VIEs under this guidance, as it is not considered to be the primary beneficiary. The Partnership currently records the amount of its investment in these partnerships as an asset on its balance sheet, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements.

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

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board ("FASB") issued GAAP for Fair Value Measurements, now superseded by the Fair Value Measurement and Disclosures Topic of the FASB Accounting Standards Codification guidance (ASC) which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership's financial statements.

In February 2007, the FASB issued guidance for The Fair Value Option for Financial Assets and Financial Liabilities, now superseded by the Financial Instruments Topic of the FASB ASC. This guidance permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is effective for fiscal years beginning after November 15, 2007. On April 1, 2008, the Partnership adopted this guidance and elected not to apply the provisions to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of the guidance had no effect on the Partnership.

In June 2006, guidance for Accounting for Uncertainty in Income Taxes, an interpretation of GAAP for Accounting for Income Taxes, was issued (now superseded by the Income Taxes Topic of the FASB ASC). This requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities. If the position taken is "more-likely-than-not" to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer's GAAP financial statements. Earlier proposed interpretations of GAAP for Accounting for Income Taxes had recommended a "probable" standard for recognition of tax consequences rather than the "more-likely-than-not" standard finally adopted.

Because we are a pass-through entity and are not required to pay income taxes, this guidance does not currently have any impact on our financial statements. On December 30, 2008, the FASB issued further guidance for Certain Nonpublic Enterprises, which deferred the effective date for nonpublic enterprises to the annual financial statements for fiscal years beginning after December 15, 2008. The deferred effective date was intended to give the Board additional time to develop guidance on its application to pass-through entities and not-for-profit organizations. We may modify our disclosures if the FASB's guidance regarding the application to pass-through entities changes and is extended to public enterprises.

Recent Accounting Changes - continued

In April 2009, the FASB issued guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It is effective for American Affordable Housing II L.P. as of June 30, 2009 and has no impact on the Partnership's financial condition or results of operations.

In November 2008, the FASB issued guidance on Equity Method Investment Accounting Considerations, now superseded by the Equity Method and Joint Ventures Topic of the FASB ASC, that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee's issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it does not have a material impact on the Partnership's financial condition or results of operations.

In May 2009, the FASB issued guidance for Subsequent Events in the Subsequent Events Topic of the FASB ASC. It establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It is effective for American Affordable Housing II L.P. as of June 30, 2009, and has no material impact on the Partnership's financial condition or results of operations.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

American Affordable Housing II
Limited Partnership

	By:	Boston Capital Associates Limited
Partnership, General Partner

		By:	BCA Associates Limited Partnership,
General Partner

		By:	C&M Management Inc.,
General Partner

Date: November 16, 2009		By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated:
DATE	SIGNATURE	TITLE

November 16, 2009	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive
Officer), C&M
Management Inc.

DATE	SIGNATURE	TITLE

November 16, 2009	/s/ Marc N. Teal	Senior Vice President, Chief Financial Officer
	Marc N. Teal	(Principal Accounting and Financial Officer)
C&M Management Inc.