Form 10-Q
period 2009-12-31
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 2010-02-16
CIK 815024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2009

or

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2009

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3
Statements of Operations	4-5
Statements of Changes in Partners' Deficit	6
Statements of Cash Flows	7
Notes to Financial Statements	8-11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12-19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T. Controls and Procedures	20

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	21

Item 6. Exhibits	21

Signatures	22

American Affordable Housing II Limited Partnership

BALANCE SHEETS

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS

Cash and cash equivalents	$ 155,481	$ 19,850
Other Assets	448,319	-

	$ 603,800	$ 19,850

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES

Accounts payable	$ 7,500	$ -
Accounts payable affiliates	6,878,877	6,822,441

	6,886,377	6,822,441

PARTNERS' DEFICIT

Limited Partners
Units of limited partnership interest, $1,000 stated value per unit; issued and outstanding, 26,501 units (Note A)	(5,997,730)	(6,512,544)
General Partner	(284,847)	(290,047)

	(6,282,577)	(6,802,591)

	$ 603,800	$ 19,850

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2009	2008

Income
Interest income	$ 40	$ 53
Other income	-	-
	40	53

Share of income from Operating Partnerships (Note D)	469,167	11,167

Expenses
Professional fees	4,733	3,653
General and administrative expenses	3,103	12,100
Asset management fees (Note C)	(62,155)	22,057
	(54,319)	37,810

NET INCOME (LOSS)	$ 523,526	$ (26,590)

Net income (loss) allocated to general partner	$ 5,235	$ (266)

Net income (loss) allocated limited partners	$ 518,291	$ (26,324)

Net income (loss) per unit of limited partnership interest	$ 19.56	$ (0.99)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2009	2008

Income
Interest income	$ 172	$ 410
Other income	1,734	1,734
	1,906	2,144

Share of income from Operating Partnerships (Note D)	503,684	21,167

Expenses
Professional fees	25,677	27,702
General and administrative expenses	13,495	23,992
Asset management fees (Note C)	(53,596)	66,237
	(14,424)	117,931

NET INCOME (LOSS)	$ 520,014	$ (94,620)

Net income (loss) allocated to general partner	$ 5,200	$ (946)

Net income (loss) allocated limited partners	$ 514,814	$ (93,674)

Net income (loss) per unit of limited partnership interest	$ 19.43	$ (3.53)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

Nine Months Ended December 31,
(Unaudited)

	Limited Partners	General Partner	Total

Partners' deficit April 1, 2009	$ (6,512,544)	$(290,047)	$(6,802,591)

Net income	514,814	5,200	520,014

Partners' deficit December 31, 2009	$(5,997,730)	$(284,847)	$(6,282,577)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2009	2008
Cash flows from operating activities:

Net income (loss)	$ 520,014	$ (94,620)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share of (income) from Operating Partnerships	(503,684)	(21,167)
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	7,500	4,619
Increase (decrease) in other assets	(900)	-
Increase (decrease) in accounts payable affiliates	56,436	69,097

Net cash provided by (used in) operating activities	79,366	(42,071)

Cash flows from investing activities:
Proceeds from the sale of Operating Partnerships	56,265	21,167

Net cash provided by (used in) investing activities	56,265	21,167

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	135,631	(20,904)

Cash and cash equivalents, beginning	19,850	51,354

Cash and cash equivalents, ending	$ 155,481	$ 30,450

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2009
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2009 and for the nine months then ended have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements are read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report Statement on Form 10-K.

The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the fiscal year ending March 31, 2010.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

An annual partnership management fee based on 0.5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership. There were no partnership management fees paid for the nine months ended December 31, 2009 and 2008. The annual partnership management fee accrued for the quarters ended December 31, 2009 and 2008, was $15,745 and $22,057, respectively. Total partnership management fees accrued as of December 31, 2009 are $6,559,783.

During the quarters ended December 31, 2009 and 2008, affiliates of the Partnership's general partner did not advance any money to the Partnership to pay operating expenses of the Partnership, or make advances and/or loans to Operating Partnerships. Total advances for these costs at December 31, 2009 were $261,667. These and any additional advances will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

The Partnership also accrued various affiliate administrative expenses including travel, printing, salaries, postage, and overhead allocations. Total accruals at December 31, 2009 were $57,427.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2009 and 2008, the Partnership had limited partnership equity interests in 11 and 13 Operating Partnerships, each of which owned an apartment complex.

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments upon each Operating Partnership achieving specified levels of construction and/or operations. At December 31, 2009 and 2008, all such capital contributions had been paid to the Operating Partnerships.

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2009.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2009
(Unaudited)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

The unaudited combined statements of operations of the Operating

Partnerships for the nine months ended September 30, 2009 and 2008 are as follows:

	2009	2008

Revenues
Rental income	$ 1,501,306	$ 614,577
Interest and other	101,762	16,260

	1,603,068	630,837

Expenses
Interest expense	195,258	99,543
Depreciation and amortization	402,106	157,304
Operating expenses	1,170,778	441,237
	1,768,142	698,084

NET LOSS	$ (165,074)	$ (67,247)

Net loss allocation to American Affordable Housing II Limited Partnership*	$ (163,423)	$ (66,575)

Net loss allocated to other partners	$ (1,651)	$ (672)

*Amounts include $163,423 and $66,575 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

At December 31, 2009 and 2008, the Partnership has limited partnership equity interests in 11 and 13 Operating Partnerships, respectively, which own apartment complexes. During the nine months ended December 31, 2009 and 2008, 2 and 1, respectively, of the Operating Partnerships were sold. For the nine months ended December 31, 2009, the dispositions resulted in cash proceeds to the Partnership of $21,748 and a gain on the disposal of the assets of $469,167. Cash proceeds from dispositions do not include $447,419 that was recorded as a receivable at December 31, 2009. For the nine months ended December 31, 2009, the Partnership transferred 99% of its interest in 3 Operating Partnerships. The transfers resulted in cash proceeds to the Partnership of $34,517 and a gain on the disposal of the asset of $34,517. For the nine months ended December 31, 2008, the disposition resulted in cash proceeds to the Partnership of $16,167 and a gain on the disposal of the asset of $21,167.

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

NOTE G - SUBSEQUENT EVENT

Events that occur after the balance sheet date but before the financial statements were issued must be evaluated for recognition or disclosure. The effects of subsequent events that provide evidence about conditions that existed at the balance sheet date are recognized in the accompanying financial statements. Subsequent events, which provide evidence about conditions that existed after the balance sheet date, require disclosure in the accompanying notes. Management evaluated the activity of the Partnership through the date the financial statements were issued, which was February 16, 2010, the date of the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2009. Management concluded that subsequent events have occurred that require disclosure in the notes to the financial statements.

The Partnership has entered into an agreement to either sell or transfer interest in one Operating Partnership. The estimated sales price and other terms for the disposition of the Operating Partnership have been determined. The estimated proceeds to be received for this Operating Partnership are $25,000. The estimated gain on sales of the Operating Partnership is $9,906 and the sale is expected to be recognized in the fourth quarter of fiscal year 2010.

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

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended December 31, 2009 were $15,745 and total partnership management fees accrued as of December 31, 2009 were $6,559,783. During the quarter ended December 31, 2009, none of the accrued partnership management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy these liabilities.

As of December 31, 2009, an affiliate of the general partner of the Partnership advanced a total of $319,094 to the Partnership to pay various operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. There was an advance of $5,184 during the nine months ended December 31, 2009.

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. There were no payments to an affiliate of the general partner during the nine months ended December 31, 2009.

Capital Resources

The Partnership received $26,501,000 in subscriptions for Units (at $1,000 per Unit) during the period February 2, 1988 to December 21, 1988 pursuant to the Public Offering, resulting in net proceeds available for investment in Operating Partnerships (after payment of acquisition fees and expenses and funding of a reserve) of $18,550,700.

As of December 31, 2009, the Partnership had committed to investments requiring cash payments of $18,613,793, all of which has been paid. At December 31, 2009, the Partnership held $155,481, which is comprised of working capital. Since the Partnership has completed funding of all investments, it anticipates that there should be no significant need for capital resources in the future.

Results of Operations

As of December 31, 2009 and 2008, the Partnership held limited partnership interests in 11 and 13 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Partnership believes that there is adequate casualty insurance on the properties.

As of December 31, 2009 and 2008, the Qualified Occupancy of the Operating Partnerships was 100%. The Partnership had a total of 11 properties at December 31, 2009, all of which were at 100% Qualified Occupancy.

The Partnership incurs an annual partnership management fee to Boston Capital Asset Management Limited Partnership, which we also refer to as BCAMLP, in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2009 are as follows:

3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee	9 Months Management Fee Net of Reporting Fee	9 Months Reporting Fee
$ (62,155)	$ 77,900	$ (53,596)	$ 104,848

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and Unit holders.

In June 2007, the investment general partner of Lovington Housing approved an agreement to sell the property and the transaction closed on December 24, 2009. The sales price was $1,180,279, which includes the outstanding mortgage balance of approximately $974,813 and cash proceeds to the investment limited partners of $105,248. Of the total proceeds received, $76,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $21,748 will be returned to cash reserves held by the Partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $21,748 as of December 31, 2009.

In July 2008, the investment general partner entered into an agreement to transfer its interest in Nicollet Island Historic Homes to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,683,669 and cash proceeds to the investment limited partner of $20,000. Of the total proceeds received, $10,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $10,000 were returned to cash reserves held by the Partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment limited partnership entered into an investment limited partner interest pledge agreement with the Operating Partnership for receipt of a residual payment. Under the terms of the investment limited partner interest pledge agreement, if the property owned by the Operating Partnership is refinanced or sold, within 5 years from the initial transfer date, there would be a residual payment of $100 plus the capital transaction proceeds distributable to the investment limited partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $10,000 as of September 30, 2008.

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

In January 2009, the investment general partner of Belen Apartments LP approved an agreement to sell the property and the transaction closed on December 31, 2009. The sales price is $2,150,000, which includes the outstanding mortgage balance of approximately $1,443,323 and cash proceeds to the investment limited partners of $463,319. Of the total proceeds received, $900 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $447,419 will be returned to cash reserves held by the Partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. The sale proceeds were received on January 2, 2010 therefore; a receivable in the amount of $447,419 has been recorded for AAH II as of December 31, 2009. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, will be recorded in the amount of $447,419 as of December 31, 2009.

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

In April 2009, the investment general partner transferred 99% of its interest in Warren Properties, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,330,935 and cash proceeds to the investment limited partner of $39,928. Of the total proceeds received, $12,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $10,000 was paid for real estate taxes due and $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $10,428 were returned to cash reserves held by the Partnership. The transfer of the remaining 1% investment partnership interest in the Operating Partnership is anticipated to close in April 2010 for its assumption of the outstanding mortgage balance of approximately $13,444 and cash proceeds of $404. The remaining proceeds of $404 are anticipated to be returned to the cash reserves held by the Partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $428 as of June 30, 2009. An adjustment to the gain on sale has been recorded in the amount of $10,000 as of September 30, 2009.

In January 2010, the investment general partner transferred its interest in Brookhollow Manor Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,322,745 and cash proceeds to the investment limited partner of $25,000. Of the total proceeds received, $7,594 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $9,906 will be returned to cash reserves held by the Partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, will be recorded in the amount of $9,906 as of March 31, 2010.

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

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board ("FASB") issued GAAP for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership's financial statements.

In February 2007, the FASB issued GAAP for The Fair Value Option for Financial Assets and Financial Liabilities. This guidance permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is effective for fiscal years beginning after November 15, 2007. On April 1, 2008, the Partnership adopted GAAP for The Fair Value Option for Financial Assets and Financial Liabilities and elected not to apply the provisions to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of the guidance had no effect on the Partnership.

In June 2006, GAAP for Accounting for Uncertainty in Income Taxes, an interpretation of GAAP for Accounting for Income Taxes, was issued. This requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities. If the position taken is "more-likely-than-not" to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer's GAAP financial statements. Earlier proposed interpretations of GAAP for Accounting for Income Taxes had recommended a "probable" standard for recognition of tax consequences rather than the "more-likely-than-not" standard finally adopted.

Because the Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes, this guidance does not currently have any impact on the Partnership's financial statements.

In April 2009, the FASB issued GAAP for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It became effective for American Affordable Housing II L.P. as of and for the interim period ended June 30, 2009 and has no impact on the Partnership's financial condition or results of operations.

Recent Accounting Changes - continued

In November 2008, the FASB issued GAAP on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee's issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it does not have a material impact on the Partnership's financial condition or results of operations.

In May 2009, the FASB issued GAAP for Subsequent Events. It establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It is effective for American Affordable Housing II L.P. as of and for the interim period ended June 30, 2009, and has no material impact on the Partnership's financial condition or results of operations.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance will not have a material effect on the Partnership's financial statements.

In June 2009, the FASB issued the Accounting Standards Codification (Codification). Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. The Codification is intended to reorganize, rather than change, existing GAAP. Accordingly, all references to currently existing GAAP have been removed and have been replaced with plain English explanations of the Partnership's accounting policies. The adoption of the Codification did not have a material impact on the Partnership's financial position or results of operations.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

American Affordable Housing II
Limited Partnership

	By:	Boston Capital Associates Limited
Partnership, General Partner

		By:	BCA Associates Limited Partnership,
General Partner

		By:	C&M Management Inc.,
General Partner

Date: February 16, 2010		By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
DATE	SIGNATURE	TITLE

February 16, 2010	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive
Officer), C&M
Management Inc.
DATE	SIGNATURE	TITLE

February 16, 2010	/s/ Marc N. Teal	Senior Vice President, Chief Financial Officer
	Marc N. Teal	(Principal Accounting and Financial Officer)
C&M Management Inc.