Form 10-Q
period 2010-06-30
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 2010-08-16
CIK 815024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

or

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

TABLE OF CONTENTS

American Affordable Housing II Limited Partnership

BALANCE SHEETS

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS

Cash and cash equivalents	$ 146,071	$ 189,859

	$ 146,071	$ 189,859

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES

Accounts payable	$ 22,500	$ 22,500
Accounts payable affiliates	6,405,442	6,442,351

	6,427,942	6,464,851

PARTNERS' DEFICIT

Limited Partners
Units of limited partnership interest, $1,000 stated value per unit; issued and outstanding, 26,501 units (Note A)	(5,997,031)	(5,990,221)
General Partner	(284,840)	(284,771)

	(6,281,871)	(6,274,992)

	$ 146,071	$ 189,859

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2010	2009

Income
Interest income	$ 117	$ 62
Other income	374	1,734
	491	1,796

Share of income from Operating Partnerships (Note D)	857	24,517

Expenses
Professional fees	310	3,769
General and administrative expenses	2,715	3,504
Asset management fees (Note C)	5,202	(7,185)
	8,227	88

NET INCOME (LOSS)	$ (6,879)	$ 26,225

Net income (loss) allocated to general partner	$ (69)	$ 262

Net income (loss) allocated to limited partners	$ (6,810)	$ 25,963

Net income (loss) per unit of limited partnership interest	$ (0.26)	$ 1.0

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

Three Months Ended June 30,
(Unaudited)

	Limited Partners	General Partner	Total

Partners' deficit April 1, 2010	$ (5,990,221)	$(284,771)	$(6,274,992)

Net loss	(6,810)	(69)	(6,879)

Partners' deficit June 30, 2010	$(5,997,031)	$(284,840)	$(6,281,871)

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2010	2009
Cash flows from operating activities:

Net income (loss)	$ (6,879)	$ 26,225
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share of (income) from Operating Partnerships	(857)	(24,517)
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	-	25,000
Increase (decrease) in accounts payable affiliates	(36,909)	19,769

Net cash provided by (used in) operating activities	(44,645)	46,477

Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	857	24,517

Net cash provided by (used in) investing activities	857	24,517

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(43,788)	70,994

Cash and cash equivalents, beginning	189,859	19,850

Cash and cash equivalents, ending	$ 146,071	$ 90,844

The accompanying notes are an integral part of this statement

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2010
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2010 and for the three months then ended have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements are read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report Statement on Form 10-K.

The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the fiscal year ending March 31, 2011.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

An annual partnership management fee based on 0.5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership. Partnership management fees paid for the three months ended June 30, 2010 and 2009 were $50,000 and $0. The annual partnership management fee accrued for the quarters ended June 30, 2010 and 2009, was $11,994 and $18,503, respectively. Total partnership management fees accrued as of June 30, 2010 are $6,083,801.

During the quarters ended June 30, 2010 and 2009, affiliates of the Partnership's general partner did not advance any money to the Partnership to pay operating expenses of the Partnership, or make advances and/or loans to Operating Partnerships. Total advances for these costs at June 30, 2010 were $261,667. These and any additional advances will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

The Partnership also accrued various affiliate administrative expenses including travel, printing, salaries, postage, and overhead allocations. Total accruals at June 30, 2010 were $59,974.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2010 and 2009, the Partnership had limited partnership equity interests in 7 and 13 Operating Partnerships, each of which owned an apartment complex.

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments upon each Operating Partnership achieving specified levels of construction and/or operations. At June 30, 2010 and 2009, all such capital contributions had been paid to the Operating Partnerships.

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2010.

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2010
(Unaudited)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

The unaudited combined statements of operations of the Operating

Partnerships for the three months ended March 31, 2010 and 2009 are as follows:

	2010	2009

Revenues
Rental income	$ 342,569	$ 546,155
Interest and other	13,097	22,725

	355,666	568,880

Expenses
Interest expense	46,449	77,219
Depreciation and amortization	82,416	167,594
Operating expenses	277,638	452,557
	406,503	697,370

NET LOSS	$ (50,837)	$ (128,490)

Net loss allocation to American Affordable Housing II Limited Partnership*	$ (50,329)	$ (127,205)

Net loss allocated to other partners	$ (508)	$ (1,285)

*Amounts include $50,329 and $127,205 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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

American Affordable Housing II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

At June 30, 2010 and 2009, the Partnership has limited partnership equity interests in 7 and 13 Operating Partnerships, respectively, which own apartment complexes. During the quarters ended June 30, 2010 and 2009, none of the Operating Partnerships were sold. For the quarter ended June 30, 2010, the Partnership transferred 1% of its interest in 3 Operating Partnerships. The transfers resulted in cash proceeds to the Partnership of $857 and a gain on the disposal of the asset of $857. For the quarter ended June 30, 2009, the Partnership transferred 99% of its interest in 3 Operating Partnerships. The transfers resulted in cash proceeds to the Partnership of $24,517 and a gain on the disposal of the asset of $24,517.

NOTE E - TAXABLE LOSS

The Partnership's taxable loss for the calendar year ended December 31, 2010 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and IRS accounting methods.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity have included (i) interest earned on working capital reserves, and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested. Both of these sources of liquidity are available to meet the obligations of the Partnership.

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended June 30, 2010 were $11,994 and total partnership management fees accrued as of June 30, 2010 were $6,083,801. Partnership management fees paid during the quarter ended June 30, 2010 were $50,000. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy these liabilities.

As of June 30, 2010, an affiliate of the general partner of the Partnership advanced a total of $321,641 to the Partnership to pay various operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. There was an advance of $1,097 during the quarter ended June 30, 2010.

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. There were no payments to an affiliate of the general partner during the three months ended June 30, 2010.

Capital Resources

The Partnership received $26,501,000 in subscriptions for Units (at $1,000 per Unit) during the period February 2, 1988 to December 21, 1988 pursuant to the Public Offering, resulting in net proceeds available for investment in Operating Partnerships (after payment of acquisition fees and expenses and funding of a reserve) of $18,550,700.

As of June 30, 2010, the Partnership had committed to investments requiring cash payments of $18,613,793, all of which has been paid. At June 30, 2010, the Partnership held $146,071, which is comprised of working capital. Since the Partnership has completed funding of all investments, it anticipates that there should be no significant need for capital resources in the future.

Results of Operations

As of June 30, 2010 and 2009, the Partnership held limited partnership interests in 7 and 13 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Partnership believes that there is adequate casualty insurance on the properties.

As of June 30, 2010 and 2009, the Qualified Occupancy of the Operating Partnerships was 100%. The Partnership had a total of 7 properties at June 30, 2010, all of which were at 100% Qualified Occupancy.

The Partnership incurs an annual partnership management fee to Boston Capital Asset Management Limited Partnership, which we also refer to as BCAMLP, in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee incurred net of reporting fees and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2010 are as follows:

3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee
$5,202	$6,792

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and Unit holders.

In June 2007, the investment general partner of Lovington Housing approved an agreement to sell the property and the transaction closed on December 22, 2009. The sales price was $1,180,279, which includes the outstanding mortgage balance of approximately $974,813 and cash proceeds to the investment limited partners of $105,248. Of the total proceeds received, $76,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $21,748 were returned to cash reserves held by the Partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $21,748 as of December 31, 2009.

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

In April 2009, the investment general partner transferred 99% of its interest in Shelbyville FH, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $580,848 and cash proceeds to the investment limited partner of $17,411. Of the total proceeds received, $5,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $4,911 were returned to cash reserves held by the Partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $4,911 as of April 30, 2009. The transfer of the remaining 1% investment partnership interest in the Operating Partnership closed in May 2010 for its assumption of the outstanding mortgage balance of approximately $5,867 and cash proceeds of $176. The remaining proceeds of $176 were returned to cash reserves and recorded as a gain as of June 30, 2010.

In April 2009, the investment general partner transferred 99% of its interest in Suncrest, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $917,468 and cash proceeds to the investment limited partner of $27,550. Of the total proceeds received, $872 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $19,178 were returned to cash reserves held by the Partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $19,178 as of April 30, 2009. The transfer of the remaining 1% investment partnership interest in the Operating Partnership closed in May 2010 for its assumption of the outstanding mortgage balance of approximately $9,267 and cash proceeds of $278. The remaining proceeds of $278 were returned to cash reserves and recorded as a gain as of June 30, 2010.

In April 2009, the investment general partner transferred 99% of its interest in Warren Properties, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,330,935 and cash proceeds to the investment limited partner of $39,928. Of the total proceeds received, $12,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $10,000 was paid for real estate taxes due and $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $10,428 were returned to cash reserves held by the Partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $428 as of June 30, 2009. An adjustment to the gain on sale has been recorded in the amount of $10,000 as of September 30, 2009. The transfer of the remaining 1% investment partnership interest in the Operating Partnership closed in May 2010 for its assumption of the outstanding mortgage balance of approximately $13,444 and cash proceeds of $403. The remaining proceeds of $403 were returned to cash reserves and recorded as a gain as of June 30, 2010.

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

In accordance with the accounting guidance for the consolidation of variable interest entities, the Partnership determines when it should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements, and when it should disclose information about its relationship with a VIE. The analysis that must be performed to determine which entity should consolidate a VIE focuses on control and economic factors.  A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the guidance requires continual reconsideration of the primary beneficiary of a VIE.

Based on this guidance, the Operating Partnerships in which the Partnership invests meet the definition of a VIE.  However, management does not consolidate the Partnership's interests in these VIEs, as it is not considered to be the primary beneficiary.  The Partnership currently records the amount of its investment in these partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership's balance in investment in Operating Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss.  The Partnership's exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the local general partners and their guarantee against credit recapture.

Recent Accounting Changes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership's federal tax status as a pass-through entity is based on its legal status as a Partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions, which must be considered for disclosure.

In September 2006, the Financial Accounting Standards Board ("FASB") issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership's financial statements.

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

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-Q.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	(Removed and Reserved.)

Item 5.	Other Information

None

Item 6.	Exhibits

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

American Affordable Housing II
Limited Partnership

	By:	Boston Capital Associates Limited
Partnership, General Partner

		By:	BCA Associates Limited Partnership,
General Partner

		By:	C&M Management Inc.,
General Partner

Date: August 16, 2010		By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated:
DATE	SIGNATURE	TITLE

August 16, 2010	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive
Officer), C&M
Management Inc;
DATE	SIGNATURE	TITLE

August 16, 2010	/s/ Marc N. Teal	Senior Vice President, Chief Financial Officer
	Marc N. Teal	(Principal Accounting and Financial Officer)
C&M Management Inc.