Form 10-Q
period 2010-09-30
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 2010-11-15
CIK 815024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

or

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Condensed Balance Sheets	3
Condensed Statements of Operations	4-5
Condensed Statements of Changes in Partners' Deficit	6
Condensed Statements of Cash Flows	7
Notes to Condensed Financial Statements	8-12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13-18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. (Removed and Reserved)	20

Item 5. Other Information	20

Item 6. Exhibits	20

Signatures	21

American Affordable Housing II Limited Partnership

CONDENSED BALANCE SHEETS

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS

Cash and cash equivalents	$ 101,597	$ 189,859

	$ 101,597	$ 189,859

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES

Accounts payable	$ -	$ 22,500
Accounts payable affiliates	6,419,230	6,442,351

	6,419,230	6,464,851

PARTNERS' DEFICIT

Limited Partners
Units of limited partnership interest, $1,000 stated value per unit; issued and outstanding, 26,501 units (Note A)	(6,032,435)	(5,990,220)
General Partner	(285,198)	(284,772)

	(6,317,633)	(6,274,992)

	$ 101,597	$ 189,859

The accompanying notes are an integral part of this condensed statement

American Affordable Housing II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2010	2009

Income
Interest income	$ 77	$ 69
Other income	-	-
	77	69

Share of income from Operating Partnerships (Note D)	-	10,000

Expenses
Professional fees	20,369	17,174
General and administrative expenses	3,490	6,887
Asset management fees (Note C)	11,979	15,744
	35,838	39,805

NET LOSS	$ (35,761)	$ (29,736)

Net loss allocated to general partner	$ (358)	$ (297)

Net loss allocated to limited partners	$ (35,403)	$ (29,439)

Net loss per unit of limited partnership interest	$ (1.34)	$ (1.11)

The accompanying notes are an integral part of this condensed statement

American Affordable Housing II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2010	2009

Income
Interest income	$ 193	$ 131
Other income	374	1,734
	567	1,865

Share of income from Operating Partnerships (Note D)	857	34,517

Expenses
Professional fees	20,679	20,943
General and administrative expenses	6,205	10,392
Asset management fees (Note C)	17,181	8,559
	44,065	39,894

NET LOSS	$ (42,641)	$ (3,512)

Net loss allocated to general partner	$ (426)	$ (35)

Net loss allocated to limited partners	$ (42,215)	$ (3,477)

Net loss per unit of limited partnership interest	$ (1.59)	$ (0.13)

The accompanying notes are an integral part of this condensed statement

American Affordable Housing II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

Six Months Ended September 30,
(Unaudited)

	Limited Partners	General Partner	Total

Partners' deficit April 1, 2010	$(5,990,220)	$(284,772)	$(6,274,992)

Net loss	(42,215)	(426)	(42,641)

Partners' deficit September 30, 2010	$(6,032,435)	$(285,198)	$(6,317,633)

The accompanying notes are an integral part of this condensed statement

American Affordable Housing II Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2010	2009
Cash flows from operating activities:

Net loss	$ (42,641)	$ (3,512)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share of (income) from Operating Partnerships	(857)	(34,517)
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(22,500)	15,000
Increase (decrease) in accounts payable affiliates	(23,121)	38,253

Net cash provided by (used in) operating activities	(89,119)	15,224

Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	857	34,517

Net cash provided by (used in) investing activities	857	34,517

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(88,262)	49,741

Cash and cash equivalents, beginning	189,859	19,850

Cash and cash equivalents, ending	$ 101,597	$ 69,591

The accompanying notes are an integral part of this condensed statement

American Affordable Housing II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2010
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2010 and for the six months then ended have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements are read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report Statement on Form 10-K.

The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the fiscal year ending March 31, 2011.

American Affordable Housing II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

An annual partnership management fee based on 0.5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership. Partnership management fees paid for the six months ended September 30, 2010 and 2009 were $50,000 and $0, respectively. The annual partnership management fee accrued for the quarters ended September 30, 2010 and 2009, was $11,979 and $17,004, respectively. Total partnership management fees accrued as of September 30, 2010 are $6,095,780.

During the quarters ended September 30, 2010 and 2009, affiliates of the Partnership's general partner did not advance any money to the Partnership to pay operating expenses of the Partnership, or make advances and/or loans to Operating Partnerships. Total advances for these costs at September 30, 2010 were $261,667. These and any additional advances will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

The Partnership also accrued various affiliate administrative expenses including travel, printing, salaries, postage, and overhead allocations. Total accruals at September 30, 2010 were $61,783.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2010 and 2009, the Partnership had limited partnership equity interests in 7 and 13 Operating Partnerships, each of which owned an apartment complex.

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments upon each Operating Partnership achieving specified levels of construction and/or operations. At September 30, 2010 and 2009, all such capital contributions had been paid to the Operating Partnerships.

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2010.

American Affordable Housing II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010
(Unaudited)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

The unaudited combined statements of operations of the Operating

Partnerships for the six months ended June 30, 2010 and 2009 are as follows:

	2010	2009

Revenues
Rental income	$ 684,654	$ 1,095,413
Interest and other	20,744	89,436

	705,398	1,184,849

Expenses
Interest expense	92,375	154,020
Depreciation and amortization	192,126	309,122
Operating expenses	550,523	864,112
	835,024	1,327,254

NET LOSS	$ (129,626)	$ (142,405)

Net loss allocation to American Affordable Housing II Limited Partnership*	$ (128,330)	$ (140,981)

Net loss allocated to other partners	$ (1,296)	$ (1,424)

*Amounts include $128,330 and $140,981 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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

American Affordable Housing II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

At September 30, 2010 and 2009, the Partnership has limited partnership equity interests in 7 and 13 Operating Partnerships, respectively, which own apartment complexes. During the quarters ended September 30, 2010 and 2009, none of the Operating Partnerships were sold. For the six months ended September 30, 2010, the Partnership transferred 1% of its interest in 3 Operating Partnerships. The transfers resulted in cash proceeds to the Partnership of $857 and a gain on the disposal of the asset of $857. For the six months ended September 30, 2009, the Partnership transferred 99% of its interest in 3 Operating Partnerships. The transfers resulted in cash proceeds to the Partnership of $34,517 and a gain on the disposal of the asset of $34,517.

NOTE E - TAXABLE LOSS

The Partnership's taxable loss for the calendar year ended December 31, 2010 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and IRS accounting methods.

NOTE F - INCOME TAXES

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

NOTE G - PLAN OF LIQUIDATION

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

American Affordable Housing II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(Unaudited)

NOTE G - PLAN OF LIQUIDATION (CONTINUED)

Since the approval of the Plan by the Unit holders, we have continued to seek to sell the assets of the Partnership and use the sales proceeds and/or other Partnership funds to pay all expenses in connection with such sales, pay or make provision for payment of all Partnership obligations and liabilities, including accrued fees and unpaid loans to the General Partner, and distribute the remaining assets as set forth in the Partnership Agreement. We expect to complete the sale of the apartment complexes approximately three to four years after the Unit holders' approval of the Plan, which was April 1, 2008. However, because of numerous uncertainties, the liquidation may take longer or shorter than expected, and the final liquidating distribution may occur months after all of the apartment complexes have been sold. Because the liquidation of the Partnership was not imminent, as of September 30, 2010, the financial statements are presented assuming the Partnership will continue as a going concern.

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

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended September 30, 2010 were $11,979 and total partnership management fees accrued as of September 30, 2010 were $6,095,780. During the quarter ended September 30, 2010, none of the accrued partnership management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy these liabilities.

As of September 30, 2010, an affiliate of the general partner of the Partnership advanced a total of $323,450 to the Partnership to pay various operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. There was an advance of $2,906 during the six months ended September 30, 2010.

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. There were no payments to an affiliate of the general partner during the six months ended September 30, 2010.

Capital Resources

The Partnership received $26,501,000 in subscriptions for Units (at $1,000 per Unit) during the period February 2, 1988 to December 21, 1988 pursuant to the Public Offering, resulting in net proceeds available for investment in Operating Partnerships (after payment of acquisition fees and expenses and funding of a reserve) of $18,550,700.

As of September 30, 2010, the Partnership had committed to investments requiring cash payments of $18,613,793, all of which has been paid. At September 30, 2010, the Partnership held $101,597, which is comprised of working capital. Since the Partnership has completed funding of all investments, it anticipates that there should be no significant need for capital resources in the future.

Results of Operations

As of September 30, 2010 and 2009, the Partnership held limited partnership interests in 7 and 13 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Partnership believes that there is adequate casualty insurance on the properties.

As of September 30, 2010 and 2009, the Qualified Occupancy of the Operating Partnerships was 100%. The Partnership had a total of 7 properties at September 30, 2010, all of which were at 100% Qualified Occupancy.

The Partnership incurs an annual partnership management fee to Boston Capital Asset Management Limited Partnership, which we also refer to as BCAMLP, in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee incurred net of reporting fees and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2010 are as follows:

3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee	6 Months Management Fee Net of Reporting Fee	6 Months Reporting Fee
$ 11,979	$ -	$ 17,181	$ 6,792

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and Unit holders.

In June 2007, the investment general partner of Lovington Housing approved an agreement to sell the property and the transaction closed on December 22, 2009. The sales price was $1,180,279, which includes the outstanding mortgage balance of approximately $974,813 and cash proceeds to the investment limited partners of $105,248. Of the total proceeds received, $76,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $21,748 were returned to cash reserves held by the Partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $21,748 as of December 31, 2009.

In January 2009, the investment general partner of Belen Apartments LP approved an agreement to sell the property and the transaction closed on December 31, 2009. The sales price was $2,150,000, which includes the outstanding mortgage balance of approximately $1,443,323 and cash proceeds to the investment limited partners of $463,319. Of the total proceeds received, $900 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $15,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $447,419 were returned to cash reserves held by the Partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of Units held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, was recorded in the amount of $447,419 as of December 31, 2009. The sale of the Operating Partnership had been recognized as of December 31, 2009, and the proceeds were received in the first quarter of 2010. In March 2010, additional sale proceeds of $5,456 were received and returned to the cash reserves held by the Partnership.

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
Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Not Applicable

Item 4.	Controls & Procedures

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

American Affordable Housing II
Limited Partnership

	By:	Boston Capital Associates Limited
Partnership, General Partner

		By:	BCA Associates Limited Partnership,
General Partner

		By:	C&M Management Inc.,
General Partner

Date: November 15, 2010		By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated:
DATE	SIGNATURE	TITLE

November 15, 2010	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive
Officer), C&M
Management Inc;
DATE	SIGNATURE	TITLE

November 15, 2010	/s/ Marc N. Teal	Senior Vice President, Chief Financial Officer
	Marc N. Teal	(Principal Accounting and Financial Officer)
C&M Management Inc.