Form 10-Q
period 2010-12-31
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 2011-02-14
CIK 815024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2010

or

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2010

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Condensed Balance Sheets	3
Condensed Statements of Operations	4-5
Condensed Statements of Changes in Partners' Deficit	6
Condensed Statements of Cash Flows	7
Notes to Condensed Financial Statements	8-12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13-18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. (Removed and Reserved)	20

Item 5. Other Information	20

Item 6. Exhibits	20

Signatures	21

American Affordable Housing II Limited Partnership

CONDENSED BALANCE SHEETS

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS

Cash and cash equivalents	$ 100,205	$ 189,859

	$ 100,205	$ 189,859

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES

Accounts payable	$ -	$ 22,500
Accounts payable affiliates	6,434,082	6,442,351

	6,434,082	6,464,851

PARTNERS' DEFICIT

Limited Partners
Units of limited partnership interest, $1,000 stated value per unit; 26,501 issued units and 26,486 outstanding, units (Note A)	(6,048,516)	(5,990,220)
General Partner	(285,361)	(284,772)

	(6,333,877)	(6,274,992)

	$ 100,205	$ 189,859

The accompanying notes are an integral part of this condensed statement

American Affordable Housing II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2010	2009

Income
Interest income	$ 63	$ 40
Other income	-	-
	63	40

Share of income from Operating Partnerships (Note D)	-	469,167

Expenses
Professional fees	634	4,733
General and administrative expenses	3,693	3,103
Asset management fees (Note C)	11,979	(62,155)
	16,306	(54,319)

NET INCOME (LOSS)	$ (16,243)	$ 523,526

Net income (loss) allocated to general partner	$ (162)	$ 5,235

Net income (loss) allocated to limited partners	$ (16,081)	$ 518,291

Net income (loss) per unit of limited partnership interest	$ (0.61)	$ 19.56

The accompanying notes are an integral part of this condensed statement

American Affordable Housing II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2010	2009

Income
Interest income	$ 255	$ 172
Other income	374	1,734
	629	1,906

Share of income from Operating Partnerships (Note D)	857	503,684

Expenses
Professional fees	21,313	25,677
General and administrative expenses	9,898	13,495
Asset management fees (Note C)	29,160	(53,596)
	60,371	(14,424)

NET INCOME (LOSS)	$ (58,885)	$ 520,014

Net income (loss) allocated to general partner	$ (589)	$ 5,200

Net income (loss) allocated to limited partners	$ (58,296)	$ 514,814

Net income (loss) per unit of limited partnership interest	$ (2.20)	$ 19.43

The accompanying notes are an integral part of this condensed statement

American Affordable Housing II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

Nine Months Ended December 31,
(Unaudited)

	Limited Partners	General Partner	Total

Partners' deficit April 1, 2010	$(5,990,220)	$(284,772)	$(6,274,992)

Net loss	(58,296)	(589)	(58,885)

Partners' deficit December 31, 2010	$(6,048,516)	$(285,361)	$(6,333,877)

The accompanying notes are an integral part of this condensed statement

American Affordable Housing II Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2010	2009
Cash flows from operating activities:

Net income (loss)	$ (58,885)	$ 520,014
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share of (income) from Operating Partnerships	(857)	(503,684)
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(22,500)	7,500
Increase (decrease) in other assets	-	(900)
Increase (decrease) in accounts payable affiliates	(8,269)	56,436

Net cash provided by (used in) operating activities	(90,511)	79,366

Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	857	56,265

Net cash provided by (used in) investing activities	857	56,265

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(89,654)	135,631

Cash and cash equivalents, beginning	189,859	19,850

Cash and cash equivalents, ending	$ 100,205	$ 155,481

The accompanying notes are an integral part of this condensed statement

American Affordable Housing II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2010
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

Pursuant to the Securities Act of 1933, the Partnership filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective September 21, 1987, which covered the offering (the "Public Offering") of the Partnership's units of limited partner interest, as well as the units of limited partner interest offered by American Affordable Housing I, III, IV, and V Limited Partnerships (together with the Partnership, the
"Partnerships"). The Partnerships registered 50,000 units of limited partner interest at $1,000 each unit for sale to the public. The Partnership sold 26,501 units of limited partner interest, representing $26,501,000 of capital contributions. As of December 31, 2010 26,486 units are outstanding.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2010 and for the nine months then ended have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements are read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report Statement on Form 10-K.

The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the fiscal year ending March 31, 2011.

American Affordable Housing II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

An annual partnership management fee based on 0.5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership. Partnership management fees paid for the nine months ended December 31, 2010 and 2009 were $50,000 and $0, respectively. The annual partnership management fee accrued for the quarters ended December 31, 2010 and 2009, was $11,979 and $15,745, respectively. Total partnership management fees accrued as of December 31, 2010 are $6,107,759.

During the quarters ended December 31, 2010 and 2009, affiliates of the Partnership's general partner did not advance any money to the Partnership to pay operating expenses of the Partnership, or make advances and/or loans to Operating Partnerships. Total advances for these costs at December 31, 2010 were $261,667. These and any additional advances will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

The Partnership also accrued various affiliate administrative expenses including travel, printing, salaries, postage, and overhead allocations. Total accruals at December 31, 2010 were $64,656.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2010 and 2009, the Partnership had limited partnership equity interests in 7 and 11 Operating Partnerships, each of which owned an apartment complex.

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments upon each Operating Partnership achieving specified levels of construction and/or operations. At December 31, 2010 and 2009, all such capital contributions had been paid to the Operating Partnerships.

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2010.

American Affordable Housing II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010
(Unaudited)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

The unaudited combined statements of operations of the Operating

Partnerships for the nine months ended September 30, 2010 and 2009 are as follows:

	2010	2009

Revenues
Rental income	$ 1,021,742	$ 1,501,306
Interest and other	32,301	101,762

	1,054,043	1,603,068

Expenses
Interest expense	132,075	195,258
Depreciation and amortization	262,751	402,106
Operating expenses	827,109	1,170,778
	1,221,935	1,768,142

NET LOSS	$ (167,892)	$ (165,074)

Net loss allocation to American Affordable Housing II Limited Partnership*	$ (166,213)	$ (163,423)

Net loss allocated to other partners	$ (1,679)	$ (1,651)

*Amounts include $166,213 and $163,423 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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

American Affordable Housing II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

At December 31, 2010 and 2009, the Partnership has limited partnership equity interests in 7 and 11 Operating Partnerships, respectively, which own apartment complexes. During the quarters ended December 31, 2010 and 2009, 0 and 2, respectively, of the Operating Partnerships were sold. For the nine months ended December 31, 2010, the Partnership transferred 1% of its interest in 3 Operating Partnerships. The transfers resulted in cash proceeds to the Partnership of $857 and a gain on the disposal of the asset of $857. For the nine months ended December 31, 2009, the dispositions resulted in cash proceeds to the Partnership of $21,748 and a gain on the disposal of the assets of $469,167. Cash proceeds from dispositions do not include $447,419 that was recorded as a receivable at December 31, 2009. For the nine months ended December 31, 2009, the Partnership transferred 99% of its interest in 3 Operating Partnerships. The transfers resulted in cash proceeds to the Partnership of $34,517 and a gain on the disposal of the asset of $34,517.

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

December 31, 2010

(Unaudited)

NOTE G - PLAN OF LIQUIDATION (CONTINUED)

Since the approval of the Plan by the Unit holders, we have continued to seek to sell the assets of the Partnership and use the sales proceeds and/or other Partnership funds to pay all expenses in connection with such sales, pay or make provision for payment of all Partnership obligations and liabilities, including accrued fees and unpaid loans to the General Partner, and distribute the remaining assets as set forth in the Partnership Agreement. We expect to complete the sale of the apartment complexes approximately three to four years after the Unit holders' approval of the Plan, which was April 1, 2008. However, because of numerous uncertainties, the liquidation may take longer or shorter than expected, and the final liquidating distribution may occur months after all of the apartment complexes have been sold. Because the liquidation of the Partnership was not imminent, as of December 31, 2010, the financial statements are presented assuming the Partnership will continue as a going concern.

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

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended December 31, 2010 were $11,979 and total partnership management fees accrued as of December 31, 2010 were $6,107,759. During the quarter ended December 31, 2010, none of the accrued partnership management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy these liabilities.

As of December 31, 2010, an affiliate of the general partner of the Partnership advanced a total of $326,323 to the Partnership to pay various operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. There was an advance of $5,779 during the nine months ended December 31, 2010.

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. There were no payments to an affiliate of the general partner during the nine months ended December 31, 2010.

Capital Resources

The Partnership received $26,501,000 in subscriptions for Units (at $1,000 per Unit) during the period February 2, 1988 to December 21, 1988 pursuant to the Public Offering, resulting in net proceeds available for investment in Operating Partnerships (after payment of acquisition fees and expenses and funding of a reserve) of $18,550,700.

As of December 31, 2010, the Partnership had committed to investments requiring cash payments of $18,613,793, all of which has been paid. At December 31, 2010, the Partnership held $100,205, which is comprised of working capital. Since the Partnership has completed funding of all investments, it anticipates that there should be no significant need for capital resources in the future.

Results of Operations

As of December 31, 2010 and 2009, the Partnership held limited partnership interests in 7 and 11 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Partnership believes that there is adequate casualty insurance on the properties.

As of December 31, 2010 and 2009, the Qualified Occupancy of the Operating Partnerships was 100%. The Partnership had a total of 7 properties at December 31, 2010, all of which were at 100% Qualified Occupancy.

The Partnership incurs an annual partnership management fee to Boston Capital Asset Management Limited Partnership, which we also refer to as BCAMLP, in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee incurred net of reporting fees and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2010 are as follows:

3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee	9 Months Management Fee Net of Reporting Fee	9 Months Reporting Fee
$ 11,979	$ -	$ 29,160	$ 6,792

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

Based on this guidance, the Operating Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations.  However, management does not consolidate the Partnership's interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities.  The Partnership currently records the amount of its investment in these partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership's balance in investment in Operating Partnerships represents its maximum exposure to loss.  The Partnership's exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the general partners and their guarantee against credit recapture to the investors of the Partnership.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

American Affordable Housing II
Limited Partnership

	By:	Boston Capital Associates Limited
Partnership, General Partner

		By:	BCA Associates Limited Partnership,
General Partner

		By:	C&M Management Inc.,
General Partner

Date: February 14, 2011		By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated:
DATE	SIGNATURE	TITLE

February 14, 2011	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive
Officer), C&M
Management Inc;
DATE	SIGNATURE	TITLE

February 14, 2011	/s/ Marc N. Teal	Senior Vice President, Chief Financial Officer
	Marc N. Teal	(Principal Accounting and Financial Officer)
C&M Management Inc.