Form 10-K
period 2011-03-31
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 2011-06-29
CIK 815024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011 or

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
Beneficial Assignee Certificates

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

The following documents of the Partnership are incorporated by reference:

None.

AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
(a Massachusetts limited partnership)

FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED
March 31, 2011

PART I

PART II

PART III

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Signatures

PART I

Item 1.	Business

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

The investment objectives of the Partnership are (i) to provide investors with tax benefits during the first ten years of operations in the form of (a) low-income housing and historic rehabilitation tax credits which may be applied against the investors' federal income tax liability arising from, in the case of individuals, active and portfolio income on a limited basis from passive income, and in the case of corporations, against Federal income tax liability from active and passive income and, as to certain corporations, against all income and (b) passive losses which may be used to reduce an Investor's income in the same manner, (ii) to preserve and protect the capital of the Partnership, (iii) to provide long-term capital appreciation through increases in the value of the Partnership's investments, and (iv) to provide cash distributions from capital transaction proceeds.  The general partner is currently of the belief that the Partnership's investment objectives will be met.  Current distributions are not an investment objective of the Partnership.

The offering of Class A Limited Partner interests (the "Units") in the Partnership (the "Public Offering") began on February 2, 1988 and was concluded on September 21, 1988.  Investors purchasing 26,501 Units contributed $26,501,000 to the Partnership.  The Partnership held interests in 7 Operating Partnerships at March 31, 2011.  See Item 2.

Plan of Liquidation

On January 10, 2008, our General Partner recommended that the Unit holders approve a plan of liquidation and dissolution for the Partnership, or the “Plan.”  The Plan was approved by the Unit holders on April 1, 2008, and was adopted by the General Partner on April 1, 2008.   Pursuant to the Plan, the General Partner may, without further action by the Unit holders:

•	liquidate the assets and wind up the business of the Partnership;
•	make liquidating distributions in cancellation of the Unit;
•	dissolve the Partnership after the sale of all of the Partnership's assets; and
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

Since the approval of the Plan by the Unit holders, we have continued to seek to sell the assets of the Partnership and use the sales proceeds and/or other Partnership funds to pay all expenses in connection with such sales, pay or make provision for payment of all Partnership obligations and liabilities, including accrued fees and unpaid loans to the General Partner, and distribute the remaining assets as set forth in the Partnership Agreement. We expected to complete the sale of the apartment complexes approximately three to four years after the Unit holders' approval of the Plan, which was April 1, 2008. However the liquidation has taken longer than expected, and the final liquidating distribution will occur months after all of the apartment complexes have been sold.

For additional information regarding the sale of Partnership assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations " in this Annual Report on Form 10-K.

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

We currently do not have sufficient cash resources to satisfy our financial liabilities.  Furthermore, we do not anticipate that we will have sufficient available cash to pay our future financial liabilities.  Substantially all of our existing liabilities are payable to our general partner and its affiliates.  Though the amounts payable to the general partner and its affiliates are contractually currently payable, we do not believe that the general partner or its affiliates will demand immediate payment of these contractual obligations in the near term; however, there can be no assurance that this will be the case.  We would be materially adversely affected if the general partner or its affiliates demanded payment in the near term of our existing contractual liabilities or suspended the provision of services to us because of its inability to satisfy these obligations.  All monies currently deposited, or that will be deposited in the future, into the Partnership's working capital reserves are intended to be utilized to pay our existing and future liabilities.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

As of its fiscal year ended March 31, 2011, the Partnership held limited partnership interests in the Operating Partnerships described below.  In each instance the apartment complexes owned by the applicable Operating Partnerships are eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a designated percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The general partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of operational difficulties experienced by some of the Operating Partnerships.

American Affordable Housing II Limited Partnership

PROPERTY PROFILES AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance As of 12/31/10	Completion Date	Qualified Occupancy 3/31/11	Capital Contributed

Boardman Lake II Apartments	Travers City, MI	32	$930,647	5/89	100%	$202,700

Charters Cove Apartments	St. Ignace, MI	24	726,162	5/88	100%	166,200

Harbour Oaks Apartments	East China, MI	32	852,037	11/88	100%	191,500

Kersey Apartments	Kersey, CO	32	1,225,433	10/88	100%	226,000

Middleburg Bluffs	Middleburg, FL	45	1,334,118	3/89	100%	375,283

Pine Knoll Manor	Smithfield, NC	33	1,294,058	5/89	100%	309,450

Willowbrook Place	Immokalee, FL	41	1,246,482	3/88	100%	328,711

Item 3.	Legal Proceedings

None.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for the Partnership's Limited Partnership Interests, Related Partnership Matters and Issuer Purchases of Partnership Interests

There is no established public trading market for the Units and it is not anticipated that any public market will develop for the purchase and sale of any Units.

As of March 31, 2011, the Partnership had 2,082 registered holders of an aggregate of 26,501 Units.

The Partnership made no distributions to its limited partners from Operating Partnership cash flow from its inception on May 13, 1987 through March 31, 2011.  Because the Partnership invested in Operating Partnerships owning apartment complexes, which receive government assistance, the cash distributions which may be made by the Operating Partnerships are often restricted.  The Partnership does not anticipate that it will provide significant cash distributions to its Limited Partners in circumstances other than refinancing or sale of apartment complexes by the Operating Partnerships.

Item 6.	Selected Financial Data
Not Applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements such as our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. Such statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these Acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including the factors identified in Part I, Item 1 of this Report. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in their forward-looking statements, the inclusion of information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Partnership's primary source of funds is the proceeds of the Public Offering.  Other sources of liquidity have included (i) interest earned on capital contributions held pending investment or held for working capital reserves and (ii) cash distributions, if any, from operations of the Operating Partnerships in which the Partnership has invested.  Both of these sources of liquidity are available to meet the obligations of the Partnership.  The Partnership is currently accruing the annual asset management fees.  Asset management fees accrued during the year ended March 31, 2011 were $47,931 due to Boston Capital Asset Management Limited Partnership (BCAMLP).  During the fiscal year ended March 31, 2011 the Partnership paid $50,000 in asset management fees.  Total asset management fees accrued as of March 31, 2011 were $6,119,738. Pursuant to the Partnership agreement, these liabilities will be deferred until the Partnership receives sale or refinancing proceeds from Operating Partnerships, and at that time proceeds from such sales or refinancing would be used to satisfy these liabilities.

Affiliates of the general partner have advanced $328,357 to the Partnership to pay various third party operating expenses as of March 31, 2011.  In addition, the Partnership did not accrue expenses other than the annual asset management fees that have been incurred by but not yet reimbursed to affiliates. These and any additional advances and accruals will be repaid, without interest, from available cash flow, reporting fees or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. Cash flow and reporting fees will be added to the Partnership's working capital and will be available to meet future third party obligations of the Partnership.  Although the Partnership is in liquidation, we have sufficient cash to meet our anticipated current and ongoing operational expenses other than amounts payable to the general partner and its affiliates for asset management fees and advances.  Additionaly, we do not expect the general partner or its affiliates to demand payment of these amounts prior to the liquidation of the Partnership pursuant to its Plan of Liquidation and Dissolution.  The Partnership is currently pursuing, and will continue to pursue, additional cash flow and reporting fees.  No significant distributions of cash flow from the Operating Partnerships are anticipated on a long term or short term basis due to the restrictions on rents which apply to low-income apartment complexes.

Capital Resources

The Partnership received $26,501,000 in subscriptions for Units (at $1,000 per Unit) during the period February 2, 1988 to September 21, 1988 pursuant to the Public Offering, resulting in net proceeds available for investment in Operating Partnerships (after payment of acquisition fees and expenses and funding of a reserve) of approximately $18,550,700.

As of March 31, 2011, the Partnership had committed to investments requiring cash payments of $18,613,793, all of which has been paid.  At March 31, 2011, the Partnership held working capital of $93,581.  Since the Partnership has completed funding of all investments, it anticipates that there should be no significant need for capital resources in the future.

Results of Operations

The Partnership was formed with the investment objectives set forth above under Item 1.  The Partnership incurs an annual asset management fee to Boston Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships.  The annual asset management fee incurred for the fiscal years ended March 31, 2011 and 2010 was $41,139 and $(51,717), respectively. The amounts incurred are net of reporting fees received of $6,792 and $114,993, respectively.  Because the Partnership is not expected to receive any significant cash flow from the Operating Partnerships in subsequent years, the annual asset management fee is currently being deferred and is expected to be paid from the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.  The amount is expected to continue to decrease in future years as additional interests in Operating Partnerships are sold and the portion of the fee attributed to those Operating Partnerships is no longer incurred.

The Partnership expects that all of its cash receipts will be used to pay third party operating expenses.  The Partnership reported interest income of $328 and $482, respectively, in the fiscal years ended March 31, 2011 and 2010.  During the fiscal years ended March 31, 2011 and 2010, the Partnership received $6,792 and $114,993, respectively, of reporting fees from the Operating Partnerships.  Reporting fee income in the prior fiscal year was higher primarily due to the collection of accrued reporting fees received from Operating Partnerships sold in the prior fiscal year. No other significant sources of income are anticipated.

As of March 31, 2011 and 2010, the Partnership held limited partnership interests in 7 and 10 Operating Partnerships, respectively. There were three sales of the Operating Partnerships in the year ended March 31, 2011.  The apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit.  Occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., occupancy tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy".  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The general partner believes that there is adequate casualty insurance on the properties.

As of March 31, 2011 and 2010, the Qualified Occupancy for the Partnership was 100%.  The Partnership had a total of 7 properties at March 31, 2011, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2010 and 2009 the Partnership generated $(125,340) and $3,726,599, respectively, in passive tax income (losses) that were passed through to the investors.  As of December 31, 2003 all tax credits  guaranteed by the Operating Partnerships had been realized and no further credits are anticipated.

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

If the book value of the Partnership’s investment in an Operating Partnership exceeds the estimated value derived by management, which generally consists of the remaining future Low-Income Housing Credits allocable to the Partnership and the estimated residual value to the Partnership, the Partnership reduces its investment in the Operating Partnership.

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

Based on this guidance, the Operating Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations.  However, management does not consolidate the Partnership’s interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities.  The Partnership currently records the amount of its investment in these partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership’s balance in investment in Operating Partnerships represents its maximum exposure to loss.  The Partnership’s exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the general partners and their guarantee against credit recapture to the investors of the Partnership.

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

Recent Accounting Changes - continued

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis.  The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE.  Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment was effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Fund’s financial statements.

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

(b)	Management's Annual Report on Internal Control over Financial Reporting
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

The Partnership's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates LP, assessed the effectiveness of the internal controls and procedures over financial reporting as of March 31, 2011. In making this assessment, the Partnership's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of March 31, 2011, the Partnership's internal control over financial reporting was effective.

(c)	Changes in Internal Controls
There were no changes in the Partnership’s internal control over financial reporting that occurred during the year ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership management’s internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
(a), (b), (c), (d) and (e)

The Partnership has no directors or executives officers of its own.  The following biographical information is presented for the partners of the General Partner and affiliates of those partners, (including Boston Capital Partners, Inc. ("Boston Capital")), with principal responsibility for the Partnership's affairs.

John P. Manning, age 62, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Jeffrey H. Goldstein, age 49, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as

Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 64, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 47, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves.  He also oversees Boston Capital information and technology areas, including the strategic planning for Boston Capital Corporation and its affiliates. Prior to joining Boston Capital Corporation in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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

(a), (b), (c), (d) and (e)

The Partnership has no officers or directors and no compensation committee.  However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, the Partnership has paid or accrued obligations to the general partner and their affiliates for the following fees during the 2011 fiscal year:

1. An annual asset management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership.   The annual asset management fee accrued during the year ended March 31, 2011 was $47,931.  The fee is payable without interest as sufficient funds become available.

2. The Partnership recorded as payable to affiliates of the general partner a total of $7,813 for amounts charged to operations during the year ended March 31, 2011.  The charges include postage, printing, travel, and overhead allocations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

(a)	Security ownership of certain beneficial owners.

As of March 31, 2011, 26,501 Units had been issued.  The Partnership is known to have one investor, Summit Venture LP, PO Box 47638, Phoenix, AZ 85068, with holdings in excess of 5% of the total outstanding Units in the Partnership.  Their holdings total 9.54% of the total outstanding Units in the Partnership.

(b)	Security ownership of management.

The general partner named in Item 1 owns the entire outstanding general partner interests in the Partnership.  The general partner has a 1% interest in all profits, losses, credits and distributions of the Partnership.  The Partnership's response to Item 12(a) is incorporated herein by reference.

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

See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and their affiliates during the period from April 1, 1993 through March 31, 2011.

Item 14.	Principal Accounting Fees and Services

Fees paid to the Partnership’s independent auditors for fiscal year 2011 and fiscal year 2010 were comprised of the following:

Fee Type	2011	2010
Audit Fees	$18,175	$18,625

Audit Related Fees	-	-

Tax Fees	5,565	5,825

All Other Fees	-	1,340

Total	$23,740	$25,790

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

(a) 1. Financial Statements; Filed herein as Exhibit 13

American Affordable Housing II Limited Partnership-Filed herein as Exhibit 13

Report of Independent Registered Public Accounting Firm
Balance Sheets, March 31, 2011 and 2010
Statements of Operations, Years ended March 31, 2011 and 2010
Statements of Changes in Partners' Deficit, Years ended March 31, 2011 and 2010
Statements of Cash Flows, Years ended March 31, 2011 and 2010
Notes to Financial Statements, March 31, 2011 and 2010

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

American Affordable Housing II
Limited Partnership

	By:	Boston Capital Associates Limited
Partnership, General Partner

		By:	BCA Associates Limited Partnership,
General Partner

		By:	C&M Management Inc.,
General Partner

Date: June 29, 2011		By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE	SIGNATURE	TITLE

June 29, 2011	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M
	John P. Manning	Management Inc;

DATE	SIGNATURE	TITLE

June 29, 2011	/s/ Marc N. Teal	Senior Vice President, Chief Financial Officer
	Marc N. Teal	(Principal Accounting and Financial Officer)
C&M Management Inc.