Form 10-Q
period 2011-06-30
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 2011-08-15
CIK 815024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

or

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

TABLE OF CONTENTS

American Affordable Housing II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2011	March 31, 2011

ASSETS

Cash and cash equivalents	$ 92,970	$ 93,581

	$ 92,970	$ 93,581

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES

Accounts payable affiliates	$ 6,461,406	$ 6,448,095

	6,461,406	6,448,095

PARTNERS' DEFICIT

Limited Partners
Units of limited partnership interest, $1,000 stated value per unit; 26,501 issued units and 26,486 outstanding units (Note A)	(6,082,730)	(6,068,947)
General Partner	(285,706)	(285,567)

	(6,368,436)	(6,354,514)

	$ 92,970	$ 93,581

The accompanying notes are an integral part of this condensed statement

American Affordable Housing II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2011	2010

Income
Interest income	$ 71	$ 117
Other income	182	374
	253	491

Share of income from Operating Partnerships (Note D)	-	857

Expenses
Professional fees	3,777	310
General and administrative expenses	3,671	2,715
Asset management fees (Note C)	6,727	5,202
	14,175	8,227

NET LOSS	$ (13,922)	$ (6,879)

Net loss allocated to general partner	$ (139)	$ (69)

Net loss allocated to limited partners	$ (13,783)	$ (6,810)

Net loss per unit of limited partnership interest	$ (0.52)	$ (0.26)

The accompanying notes are an integral part of this condensed statement

American Affordable Housing II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

Three Months Ended June 30,
(Unaudited)

	Limited Partners	General Partner	Total

Partners' deficit April 1, 2011	$(6,068,947)	$(285,567)	$(6,354,514)

Net loss	(13,783)	(139)	(13,922)

Partners' deficit June 30, 2011	$(6,082,730)	$(285,706)	$(6,368,436)

The accompanying notes are an integral part of this condensed statement

American Affordable Housing II Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2011	2010
Cash flows from operating activities:

Net loss	$ (13,922)	$ (6,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Share of income from Operating Partnerships	-	(857)
Changes in assets and liabilities:
Increase (decrease) in accounts payable affiliates	13,311	(36,909)

Net cash used in operating activities	(611)	(44,645)

Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	-	857

Net cash provided by investing activities	-	857

DECREASE IN CASH AND CASH EQUIVALENTS	(611)	(43,788)

Cash and cash equivalents, beginning	93,581	189,859

Cash and cash equivalents, ending	$ 92,970	$ 146,071

The accompanying notes are an integral part of this condensed statement

American Affordable Housing II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2011

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

Pursuant to the Securities Act of 1933, the Partnership filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective September 21, 1987, which covered the offering (the "Public Offering") of the Partnership's units of limited partner interest, as well as the units of limited partner interest offered by American Affordable Housing I, III, IV, and V Limited Partnerships (together with the Partnership, the
"Partnerships"). The Partnerships registered 50,000 units of limited partner interest at $1,000 each unit for sale to the public. The Partnership sold 26,501 units of limited partner interest, representing $26,501,000 of capital contributions. As of June 30, 2011, 26,486 units are outstanding.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2011 and for the three months then ended have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements are read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report Statement on Form 10-K.

The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the fiscal year ending March 31, 2012.

American Affordable Housing II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2011

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

An annual partnership management fee based on 0.5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership. Partnership management fees paid for the three months ended June 30, 2011 and 2010 were $0 and $50,000, respectively. The annual partnership management fee accrued for the quarters ended June 30, 2011 and 2010, was $11,979 and $11,994, respectively. Total partnership management fees accrued as of June 30, 2011 are $6,131,717.

During the quarters ended June 30, 2011 and 2010, affiliates of the Partnership's general partner did not advance any money to the Partnership to pay operating expenses of the Partnership, or make advances and/or loans to Operating Partnerships. Total advances for these costs at June 30, 2011 were $261,667. These and any additional advances will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

The Partnership also accrued various affiliate administrative expenses including travel, printing, salaries, postage, and overhead allocations. Total accruals at June 30, 2011 were $68,022.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2011 and 2010, the Partnership had limited partnership equity interests in 7 Operating Partnerships, each of which owned an apartment complex.

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments upon each Operating Partnership achieving specified levels of construction and/or operations. At June 30, 2011 and 2010, all such capital contributions had been paid to the Operating Partnerships.

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2011.

American Affordable Housing II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2011
(Unaudited)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

The unaudited combined statements of operations of the Operating

Partnerships for the three months ended March 31, 2011 and 2010 are as follows:

	2011	2010

Revenues
Rental income	$ 346,173	$ 342,569
Interest and other	15,272	13,097

	361,445	355,666

Expenses
Interest expense	43,716	46,449
Depreciation and amortization	75,405	82,416
Operating expenses	305,568	277,638
	424,689	406,503

NET LOSS	$ (63,244)	$ (50,837)

Net loss allocation to American Affordable Housing II Limited Partnership*	$ (62,612)	$ (50,329)

Net loss allocated to other partners	$ (632)	$ (508)

*Amounts include $62,612 and $50,329 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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

American Affordable Housing II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

At June 30, 2011 and 2010, the Partnership has limited partnership equity interests in 7 Operating Partnerships, which own apartment complexes. During the quarters ended June 30, 2011 and 2010, none of the Operating Partnerships were sold. For the quarter ended June 30, 2010, the Partnership transferred 1% of its interest in 3 Operating Partnerships. The transfers resulted in cash proceeds to the Partnership of $857 and a gain on the disposal of the assets of $857.

NOTE E - TAXABLE LOSS

The Partnership's taxable loss for the calendar year ended December 31, 2011 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and IRS accounting methods.

NOTE F - INCOME TAXES

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership's federal tax status as a pass-through entity is based on its legal status as a Partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure.

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

June 30, 2011

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

For additional information regarding the sale of Partnership assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations " in our Annual Report on Form 10-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity have included (i) interest earned on working capital reserves, and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested. Both of these sources of liquidity are available to meet the obligations of the Partnership.

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended June 30, 2011 were $11,979 and total partnership management fees accrued as of June 30, 2011 were $6,131,717. During the quarter ended June 30, 2011, none of the accrued partnership management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy these liabilities. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership.  The Partnership is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Partnership.

As of June 30, 2011, an affiliate of the general partner of the Partnership advanced a total of $329,689 to the Partnership to pay various operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. There was an advance of $1,332 during the three months ended June 30, 2011.

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. There were no payments to an affiliate of the general partner during the three months ended June 30, 2011.

Capital Resources

The Partnership received $26,501,000 in subscriptions for Units (at $1,000 per Unit) during the period February 2, 1988 to December 21, 1988 pursuant to the Public Offering, resulting in net proceeds available for investment in Operating Partnerships (after payment of acquisition fees and expenses and funding of a reserve) of $18,550,700.

As of June 30, 2011, the Partnership had committed to investments requiring cash payments of $18,613,793, all of which has been paid. At June 30, 2011, the Partnership held $92,970, which is comprised of working capital. Since the Partnership has completed funding of all investments, it anticipates that there should be no significant need for capital resources in the future.

Results of Operations

As of June 30, 2011 and 2010, the Partnership held limited partnership interests in 7 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Partnership believes that there is adequate casualty insurance on the properties.

As of June 30, 2011 and 2010, the Qualified Occupancy of the Operating Partnerships was 100%. The Partnership had a total of 7 properties at June 30, 2011, all of which were at 100% Qualified Occupancy.

The Partnership incurs an annual partnership management fee to Boston Capital Asset Management Limited Partnership, which we also refer to as BCAMLP, in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee incurred net of reporting fees and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2011 are as follows:

3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee
$6,727	$5,252

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

Recent Accounting Changes

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The amended guidance modifies the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment was effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership's financial statements.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2011.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the American Affordable Housing II Limited Partnership Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Deficit, (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Affordable Housing II
Limited Partnership

	By:	Boston Capital Associates Limited
Partnership, General Partner

		By:	BCA Associates Limited Partnership,
General Partner

		By:	C&M Management Inc.,
General Partner

Date: August 15, 2011		By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated:
DATE	SIGNATURE	TITLE

August 15, 2011	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive
Officer), C&M
Management Inc;
DATE	SIGNATURE	TITLE

August 15, 2011	/s/ Marc N. Teal	Senior Vice President, Chief Financial Officer
	Marc N. Teal	(Principal Accounting and Financial Officer)
C&M Management Inc.