Form 10-Q
period 2011-09-30
AMERICAN AFFORDABLE HOUSING II LIMITED PARTNERSHIP
filed 2011-11-14
CIK 815024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

or

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Condensed Balance Sheets	3
Condensed Statements of Operations	4-5
Condensed Statement of Changes in Partners' Deficit	6
Condensed Statements of Cash Flows	7
Notes to Condensed Financial Statements	8-12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13-18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. (Removed and Reserved)	19

Item 5. Other Information	19

Item 6. Exhibits	19

Signatures	20

American Affordable Housing II Limited Partnership

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2011	March 31, 2011

ASSETS

Cash and cash equivalents	$ 87,351	$ 93,581

	$ 87,351	$ 93,581

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES

Accounts payable	$ 4,500	$ -
Accounts payable affiliates	6,472,207	6,448,095

	6,476,707	6,448,095

PARTNERS' DEFICIT

Limited Partners
Units of limited partnership interest, $1,000 stated value per unit; 26,501 issued units and 26,486 outstanding units (Note A)	(6,103,441)	(6,068,947)
General Partner	(285,915)	(285,567)

	(6,389,356)	(6,354,514)

	$ 87,351	$ 93,581

The accompanying notes are an integral part of this condensed statement

American Affordable Housing II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2011	2010

Income
Interest income	$ 54	$ 77
Other income	-	-
	54	77

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	15,274	20,369
General and administrative expenses	2,849	3,490
Asset management fees, net (Note C)	2,851	11,979
	20,974	35,838

NET LOSS	$ (20,920)	$ (35,761)

Net loss allocated to general partner	$ (209)	$ (358)

Net loss allocated to limited partners	$ (20,711)	$ (35,403)

Net loss per unit of limited partnership interest	$ (0.78)	$ (1.34)

The accompanying notes are an integral part of this condensed statement

American Affordable Housing II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2011	2010

Income
Interest income	$ 125	$ 193
Other income	182	374
	307	567

Share of income from Operating Partnerships (Note D)	-	857

Expenses
Professional fees	19,051	20,679
General and administrative expenses	6,520	6,205
Asset management fees, net (Note C)	9,578	17,181
	35,149	44,065

NET LOSS	$ (34,842)	$ (42,641)

Net loss allocated to general partner	$ (348)	$ (426)

Net loss allocated to limited partners	$ (34,494)	$ (42,215)

Net loss per unit of limited partnership interest	$ (1.30)	$ (1.59)

The accompanying notes are an integral part of this condensed statement

American Affordable Housing II Limited Partnership

CONDENSED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

Six Months Ended September 30,
(Unaudited)

	Limited Partners	General Partner	Total

Partners' deficit April 1, 2011	$(6,068,947)	$(285,567)	$(6,354,514)

Net loss	(34,494)	(348)	(34,842)

Partners' deficit September 30, 2011	$(6,103,441)	$(285,915)	$(6,389,356)

The accompanying notes are an integral part of this condensed statement

American Affordable Housing II Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2011	2010
Cash flows from operating activities:

Net loss	$ (34,842)	$ (42,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Share of income from Operating Partnerships	-	(857)
Changes in assets and liabilities:
Increase (decrease) in accounts payable	4,500	(22,500)
Increase (decrease) in accounts payable affiliates	24,112	(23,121)

Net cash used in operating activities	(6,230)	(89,119)

Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	-	857

Net cash provided by investing activities	-	857

DECREASE IN CASH AND CASH EQUIVALENTS	(6,230)	(88,262)

Cash and cash equivalents, beginning	93,581	189,859

Cash and cash equivalents, ending	$ 87,351	$ 101,597

The accompanying notes are an integral part of this condensed statement

American Affordable Housing II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2011

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

Pursuant to the Securities Act of 1933, the Partnership filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective September 21, 1987, which covered the offering (the "Public Offering") of the Partnership's units of limited partner interest, as well as the units of limited partner interest offered by American Affordable Housing I, III, IV, and V Limited Partnerships (together with the Partnership, the
"Partnerships"). The Partnerships registered 50,000 units of limited partner interest at $1,000 each unit for sale to the public. The Partnership sold 26,501 units of limited partner interest, representing $26,501,000 of capital contributions. As of September 30, 2011, 26,486 units are outstanding.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2011 and for the six months then ended have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements are read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report Statement on Form 10-K.

The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the fiscal year ending March 31, 2012.

American Affordable Housing II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2011

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

An annual partnership management fee based on 0.5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued as payable to Boston Capital Asset Management Limited Partnership. Partnership management fees paid for the six months ended September 30, 2011 and 2010 were $0 and $50,000, respectively. The annual partnership management fee accrued for the quarters ended September 30, 2011 and 2010, was $9,311 and $11,979, respectively. Total partnership management fees accrued as of September 30, 2011 are $6,141,028.

During the quarters ended September 30, 2011 and 2010, affiliates of the Partnership's general partner did not advance any money to the Partnership to pay operating expenses of the Partnership, or make advances and/or loans to Operating Partnerships. Total advances for these costs at September 30, 2011 were $261,667. These and any additional advances will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

The Partnership also accrued various affiliate administrative expenses including travel, printing, salaries, postage, and overhead allocations. Total accruals at September 30, 2011 were $69,512.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2011 and 2010, the Partnership had limited partnership equity interests in 4 and 7 Operating Partnerships, each of which owned an apartment complex.

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments upon each Operating Partnership achieving specified levels of construction and/or operations. At September 30, 2011 and 2010, all such capital contributions had been paid to the Operating Partnerships.

The Partnership's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2011.

American Affordable Housing II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2011
(Unaudited)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

The unaudited combined statements of operations of the Operating

Partnerships for the six months ended June 30, 2011 and 2010 are as follows:

	2011	2010

Revenues
Rental income	$ 570,550	$ 684,654
Interest and other	24,721	20,744

	595,271	705,398

Expenses
Interest expense	75,568	92,375
Depreciation and amortization	129,607	192,126
Operating expenses	480,115	550,523
	685,290	835,024

NET LOSS	$ (90,019)	$ (129,626)

Net loss allocation to American Affordable Housing II Limited Partnership*	$ (89,119)	$ (128,330)

Net loss allocated to other partners	$ (900)	$ (1,296)

*Amounts include $89,119 and $128,330 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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

American Affordable Housing II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

At September 30, 2011 and 2010, the Partnership has limited partnership equity interests in 4 and 7 Operating Partnerships, which own apartment complexes. During the quarters ended September 30, 2011 and 2010, 3 and 0 of the Operating Partnerships were sold. For the six months ended September 30, 2011, the Partnership transferred its interest in 3 Operating Partnerships. The transfers resulted in no cash proceeds to the Partnership. For the six months ended September 30, 2010, the Partnership transferred 1% of its interest in 3 Operating Partnerships. The transfers resulted in cash proceeds to the Partnership of $857 and a gain on the disposal of the assets of $857.

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

September 30, 2011

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

NOTE H - SUBSEQUENT EVENT

The Partnership has entered into an agreement to transfer interest in three Operating Partnerships. The estimated sales price and other terms for the disposition of the Operating Partnerships have been determined. The estimated proceeds to be received for the Operating Partnerships is $23,000. The estimated gain on transfers of the Operating Partnerships is $10,000 and the transfers will be recognized in the third quarter of fiscal year end 2012.

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

The Partnership is currently accruing the annual partnership management fee. Partnership management fees accrued during the quarter ended September 30, 2011 were $9,311 and total partnership management fees accrued as of September 30, 2011 were $6,141,028. During the quarter ended September 30, 2011, none of the accrued partnership management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, which will be used to satisfy these liabilities. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership.  The Partnership is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Partnership.

As of September 30, 2011, an affiliate of the general partner of the Partnership advanced a total of $331,179 to the Partnership to pay various operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. There was an advance of $2,822 during the six months ended September 30, 2011.

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. There were no payments to an affiliate of the general partner during the six months ended September 30, 2011.

Capital Resources

The Partnership received $26,501,000 in subscriptions for Units (at $1,000 per Unit) during the period February 2, 1988 to December 21, 1988 pursuant to the Public Offering, resulting in net proceeds available for investment in Operating Partnerships (after payment of acquisition fees and expenses and funding of a reserve) of $18,550,700.

As of September 30, 2011, the Partnership had committed to investments requiring cash payments of $18,613,793, all of which has been paid. At September 30, 2011, the Partnership held $87,351, which is comprised of working capital. Since the Partnership has completed funding of all investments, it anticipates that there should be no significant need for capital resources in the future.

Results of Operations

As of September 30, 2011 and 2010, the Partnership held limited partnership interests in 4 and 7 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Partnership believes that there is adequate casualty insurance on the properties.

As of September 30, 2011 and 2010, the Qualified Occupancy of the Operating Partnerships was 100%. The Partnership had a total of 4 properties at September 30, 2011, all of which were at 100% Qualified Occupancy.

The Partnership incurs an annual partnership management fee to Boston Capital Asset Management Limited Partnership, which we also refer to as BCAMLP, in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee incurred net of reporting fees and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2011 are as follows:

3 Months Gross Management Fee	3 Months Reporting Fee	3 Months Management Fee Net of Reporting Fee	6 Months Gross Management Fee	6 Months Reporting Fee	6 Months Management Fee Net of Reporting Fee
$ 9,311	$ 6,460	$ 2,851	$ 21,290	$ 11,712	$ 9,578

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

In August 2011, the investment general partner transferred its interest in Boardman Lake II Apartment Company to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $923,970 and cash proceeds to the investment partnership of $1,500. Of the total proceeds received, $1,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. There were no remaining proceeds returned to cash reserves held by the Partnership. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain or loss on the transfer of the Operating Partnership has been recorded as of September 30, 2011.

In August 2011, the investment general partner transferred its interest in Bridgeview II LDHA LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $726,663 and cash proceeds to the investment partnership of $1,500. Of the total proceeds received, $1,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. There were no remaining proceeds returned to cash reserves held by the Partnership. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain or loss on the transfer of the Operating Partnership has been recorded as of September 30, 2011.

In August 2011, the investment general partner transferred its interest in East China Township L.D.H.A. LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $845,605 and cash proceeds to the investment partnership of $1,500. Of the total proceeds received, $1,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. There were no remaining proceeds returned to cash reserves held by the Partnership. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain or loss on the transfer of the Operating Partnership has been recorded as of September 30, 2011.

In October 2011, the investment general partner transferred its interest in Kersey Apartments to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,167,741 and cash proceeds to the investment partnership of $3,000. Of the total proceeds received, $3,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. There were no remaining proceeds returned to cash reserves held by the Partnership. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain or loss on the transfer of the Operating Partnership will be recorded.

In October 2011, the investment general partner transferred its interest in Immokalee RRH, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,246,482 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $5,000 were returned to cash reserves held by the Partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In October 2011, the investment general partner transferred its interest in Middleburg Associates Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,343,892 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $5,000 were returned to cash reserves held by the Partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

The Partnership is required to assess potential impairments to its long-lived assets, which are primarily investments in limited partnerships. The Partnership accounts for its investment in limited partnerships in accordance with the equity method of accounting since the Partnership does not control the operations of the Operating Partnerships. The purpose of an impairment analysis is to verify that the real estate investment balance reflected on the balance sheets does not exceed the value of the underlying investments.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the American Affordable Housing II Limited Partnership Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Deficit, (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Affordable Housing II
Limited Partnership

	By:	Boston Capital Associates Limited
Partnership, General Partner

		By:	BCA Associates Limited Partnership,
General Partner

		By:	C&M Management Inc.,
General Partner

Date: November 14, 2011		By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated:
DATE	SIGNATURE	TITLE

November 14, 2011	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive
Officer), C&M
Management Inc;
DATE	SIGNATURE	TITLE

November 14, 2011	/s/ Marc N. Teal	Senior Vice President, Chief Financial Officer
	Marc N. Teal	(Principal Accounting and Financial Officer)
C&M Management Inc.